Form 10-Q
period 1996-03-31
AVONDALE FINANCIAL CORP
filed 1996-05-14
CIK 908143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ending March 31, 1996

                                      OR


[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ____________.

                        Commission file number 0-24566

                           AVONDALE FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)

          Delaware                                     36-3895923
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


20 North Clark Street, Chicago, Illinois                  60602
- ----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:      (312) 782-6200
                                                         --------------


          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       YES: XXX               NO: __ ___
                            --------



3,811,468 common shares of stock were outstanding as of May 13, 1996.

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                                   FORM 10-Q
                                   ---------

                                 MARCH 31, 1996
                                 --------------

INDEX
- -----

PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements

       Condensed consolidated balance sheets at March 31, 1996, December 31, 1995
       and March 31, 1995...........................................................       2

       Condensed consolidated statements of income for the three months ended
       March 31, 1996 and March 31, 1995............................................       3

       Condensed consolidated statements of stockholders' equity for the three months
       ended March 31, 1996 and March 31, 1995......................................       4

       Condensed consolidated statements of cash flows for the three months ended
       March 31, 1996 and March 31, 1995............................................   5 - 6

       Notes to condensed consolidated financial statements.........................   7 - 8

  Item 2.    Management's discussion and analysis of financial condition and results of operations..........................................................  9 - 13

PART II.  OTHER INFORMATION

       Calculation of earnings per share............................................      14

       Signatures...................................................................      15


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AVONDALE FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)                                                                            MAR 31, 1996    DEC 31, 1995    MAR 31, 1995
                                                                                       ------------    ------------    ------------
ASSETS                                                                                     (in thousands except per share data)
Cash and due from banks                                                                    $  6,014        $  5,275        $  2,565
Interest-bearing deposits                                                                     1,591           1,067          33,077
                                                                                           ----------------------------------------
     Total cash and cash equivalents                                                          7,605           6,342          35,642
Securities available-for-sale - At fair value (amortized cost Mar 31, 1996 -
  $47,584; Dec 31, 1995 - $76,198; Mar 31, 1995 - $53,423)                                   48,166          77,879          54,068
Securities held-to-maturity - At amortized cost (fair value Mar 31, 1996 -
  $6,806; Dec 31, 1995 - $6,732; Mar 31, 1995 - $9,985)                                       6,885           6,880          10,364
Mortgage-backed securities available-for-sale - At fair value (amortized cost
  Mar 31, 1996 - $202,909; Dec 31, 1995 - $218,643; Mar 31, 1995 - $75,010)                 203,080         219,121          73,600
Mortgage-backed securities held-to-maturity - At amortized cost (fair value
  Mar 31, 1996 - $64,571; Dec 31, 1995 - $65,244; Mar 31, 1995 - $162,874)                   64,310          64,734         165,719
Loans                                                                                       235,118         221,927         184,145
Less: Allowance for loan loss                                                                 4,043           3,460           2,796
                                                                                           ----------------------------------------
     Loans, net                                                                             231,075         218,467         181,349
Federal Home Loan Bank stock - at cost                                                        4,790           4,415           3,915
Office buildings and equipment, net                                                           4,156           3,978           4,295
Other real estate owned, net                                                                  1,062             837             316
Accrued interest receivable                                                                   4,235           5,063           3,559
Prepaid expenses and other assets                                                             1,528             516           1,713
Deferred income tax                                                                           2,839           2,305           3,212
Income taxes receivable                                                                           -               -           1,951
                                                                                           ----------------------------------------
          Total assets                                                                     $579,731        $610,537        $539,703
                                                                                           ========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                   $329,152        $335,861        $347,096
Advances from Federal Home Loan Bank                                                         95,803          78,303          63,303
Securities sold under agreements to repurchase                                               42,568          76,792          21,398
Other borrowings                                                                             40,000          41,500               -
Advance payments by borrowers for taxes and insurance                                           708           1,455           1,699
Accrued interest payable                                                                      1,198           1,054             726
Income taxes payable                                                                            674              35               -
Other liabilities                                                                             8,000           8,622          81,911
                                                                                           ----------------------------------------
          Total liabilities                                                                 518,103         543,622         516,133
                                                                                           ----------------------------------------
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Common stock ($.01 par: 10,000,000 shares authorized, 4,014,568 shares
 issued and outstanding)                                                                         44              44               -
Capital surplus                                                                              43,018          43,018               -
Retained earnings                                                                            27,755          26,815          24,038
Unrealized net gain (loss) on securities available-for-sale, net of tax of $287
  at Mar 31, 1996; $832 at Dec 31, 1995; and $(297) at Mar 31, 1995                             453           1,313            (468)
Treasury stock - 583,100 shares at cost                                                      (5,634)              -               -
Common Stock acquired by ESOP                                                                (2,116)         (2,116)              -
Unearned portion of restricted stock awards                                                  (1,892)         (2,159)              -
                                                                                           ----------------------------------------

          Total stockholders' equity                                                         61,628          66,915          23,570
                                                                                           ----------------------------------------
          Total liabilities and stockholders' equity                                       $579,731        $610,537        $539,703
                                                                                           ========================================

See accompanying notes to Condensed Consolidated Financial Statements


AVONDALE FINANCIAL CORP.                  FOR THE QUARTERS ENDED:
CONDENSED CONSOLIDATED STATEMENTS OF      MAR. 31, 1996   MAR. 31, 1995
 INCOME                                   -------------   -------------
(UNAUDITED)                               (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans                                      $    5,010        $  4,065
  Securities                                      1,582             905
  Mortgage-backed securities                      4,757           3,347
  Other                                             115             185
                                             ----------        --------
Total interest income                            11,464           8,502
                                             ----------        --------
INTEREST EXPENSE:
  Deposits                                        3,760           3,757
  Advances from the Federal Home Loan
   Bank                                           1,197             895
  Securities sold under agreements to
   repurchase                                     1,107             150
  Other borrowings                                  419             200
                                             ----------        --------
Total interest expense                            6,483           5,002
                                             ----------        --------
NET INTEREST INCOME                               4,981           3,500
Provision for loan losses                           650             130
                                             ----------        --------
Net interest income after provision for
 loan losses                                      4,331           3,370
                                             ----------        --------
NONINTEREST INCOME:
  Net gains on trading activities                     -             198
  Net security gains (losses)                       596            (116)
  Net gains on sales of loans                         7               -
  Loan servicing income                              60              32
  Fees for other customer services                   88              62
  Other operating income                            121             136
                                             ----------        --------
Total noninterest income                            872             312
                                             ----------        --------
NONINTEREST EXPENSE:
  Salaries and employee benefits                  1,964           1,686
  Occupancy and equipment expenses, net             233             457
  Federal deposit insurance premiums                196             203
  Advertising and public relations                  234              51
  Data processing                                   238             187
  Real estate owned (income) expense,
   net                                               30             (15)
  Legal and professional                            115              93
  Other operating expenses                          799             439
                                             ----------        --------
Total noninterest expense                         3,809           3,101
Income before income taxes                        1,394             581
Provision for income taxes                          454             177
                                             ----------        --------
NET INCOME (LOSS)                            $      940        $    404
                                             ==========        ========

PER COMMON SHARE:
Earnings per common share                    $     0.23             n/a
Weighted average common shares
 outstanding                                  4,025,660             n/a


See accompanying notes to Condensed Consolidated Financial Statements


AVONDALE FINANCIAL CORP.                  FOR THE THREE MONTHS ENDED:
CONDENSED CONSOLIDATED STATEMENT OF       MAR. 31, 1996   MAR. 31, 1995
 CHANGES IN STOCKHOLDERS' EQUITY          --------------  --------------
(UNAUDITED)                                       (In Thousands)

COMMON STOCK
Beginning of Period                             $    44         $     -
                                                -----------------------
End of Period                                        44               -
                                                -----------------------

CAPITAL SURPLUS
Beginning of period                              43,018               -
                                                -----------------------
End of period                                    43,018               -
                                                -----------------------

RETAINED EARNINGS
Beginning of period                              26,815          23,634
Net income                                          940             404
                                                -----------------------
End of period                                    27,755          24,038
                                                -----------------------

TREASURY STOCK
Stock repurchased for treasury                   (5,634)              -
                                                -----------------------
End of period                                    (5,634)              -
                                                -----------------------

UNREALIZED NET GAIN (LOSS) ON SECURITIES
 AVAILABLE-FOR-SALE, NET OF TAX
Beginning of period                               1,313          (1,613)
Change in unrealized gain (loss) on
 securities available-for-sale, net of tax         (860)          1,145
                                                -----------------------
End of period                                       453            (468)
                                                -----------------------

COMMON STOCK ACQUIRED BY ESOP
Beginning of period                              (2,116)              -
                                                -----------------------
End of period                                    (2,116)              -
                                                -----------------------

UNEARNED PORTION OF RESTRICTED STOCK
 AWARDS
Beginning of period                              (2,159)
Net amortization of unearned portion of
 restricted stock                                   267
                                                -----------------------
End of period                                    (1,892)              -
                                                -----------------------

TOTAL STOCKHOLDERS' EQUITY                      $61,628         $23,570
                                                =======================

See accompanying notes to Condensed Consolidated Financial Statements


AVONDALE FINANCIAL CORP.                        FOR THE THREE MONTHS ENDED:
CONSOLIDATED STATEMENTS OF CASH FLOWS           MAR. 31, 1996     MAR. 31, 1995
                                                -------------     -------------
                                              (IN THOUSANDS EXCEPT PER SHARE DATA)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    940            $    402
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation                                        244                 168
    Amortization (accretion), net                    (1,588)              2,299
    Provision for loan losses                           650                 130
    Provision for deferred income taxes                  12                (101)
    Net gain(loss) on sales of
     securities available-for-sale                     (596)                 82
    Net gains on sales of other real
     estate owned                                       (35)                (36)
     Income taxes receivable                              -                 278
     Prepaid expenses and other assets               (1,019)              2,912
     Accrued interest receivable                        828                (576)
     Income taxes payable                               639                   -
     Accrued interest payable                           144                (526)
     Other liabilities                                 (615)             67,893
                                                   ----------------------------
  Net cash flows provided by (used in)
   operating activities                            $   (396)           $ 72,925
                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities
   held-to-maturity                                       -                (900)
  Purchases of Federal Home Loan Bank
   stock                                               (375)                  -
  Proceeds from sales of securities
   available-for-sale                                43,506               9,999
  Proceeds from sales of
   mortgage-backed securities
   available-for-sale                                52,555               9,418
  Purchases of securities
   available-for-sale                               (14,550)            (49,500)
  Purchases of mortgage-backed
   securities available-for-sale                    (45,324)            (19,397)
  Purchases of mortgage-backed
   securities held-to-maturity                       (1,829)            (20,435)
  Principal collected on
   mortgage-backed securities
   held-to-maturity                                   2,303               3,310
  Principal collected on
   mortgage-backed securities
   available-for-sale                                 9,825               3,303
  Principal collected on securities
   available-for-sale                                   465                   -
  Net increase in loans                             (13,707)             (2,052)
  Proceeds from sales of other real
   estate owned                                         259                 358
  Expenditures for office buildings and
   equipment                                           (422)               (114)
                                                   ----------------------------
  Net cash flows provided by (used in)
   investing activities                            $ 32,706            $(66,010)
                                                   ----------------------------



AVONDALE FINANCIAL CORP.                  FOR THE THREE MONTHS ENDED:
CONSOLIDATED STATEMENTS OF CASH FLOWS     MAR. 31, 1996   MAR. 31, 1995
                                          --------------  --------------
                                                 (In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                     $ (6,709)        $(5,358)
  Net decrease in advance payments by
   borrowers for taxes and insurance               (747)           (321)
  Net increase (decrease) in securities
   sold under agreements to repurchase          (34,224)         21,398
  Net decrease in other borrowings               (1,500)              -
  Proceeds from Federal Home Loan Bank
   advances                                      32,500               -
  Repayment of Federal Home Loan Bank
   advances                                     (15,000)         (5,000)
  Unearned restricted stock                         267               -
  Purchase stock for treasury                    (5,634)
                                               ------------------------
  Net cash flows provided by (used in)
   financing activities                        $(31,047)        $10,719
                                               ------------------------

INCREASE IN CASH AND CASH EQUIVALENTS             1,263          17,634

CASH AND CASH EQUIVALENTS
  Beginning of period                             6,342          18,008
                                               ------------------------
  Ending of period                             $  7,605         $35,642
                                               ========================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                $  6,339         $ 5,528


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 Annual Report.

Primary and fully diluted earnings per share are computed by dividing net income by average shares of common stock and common stock equivalents outstanding. The strike price of stock options outstanding is above the market price as of March 31, 1996 and therefore do not represent a dilutive effect. These options therefore are not included in the earnings per share calculation. As of March 31, 1995 there are no stock equivalents outstanding.

NOTE 2 - REGULATORY CAPITAL

Pursuant to the Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA), savings institutions must meet three separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, (2) a core capital ratio of 3% core capital to adjusted total assets, and (3) a tangible capital requirement of 1.5% tangible core capital to adjusted total assets. The following table summarizes, as of March 31, 1996, Avondale Federal Savings Bank's (the "Bank") capital requirements under FIRREA and its actual capital ratios at that date:

                                 Bank
                 Capital        Actual
               Requirement      Capital
              -------------    ---------
    Risk-based         8.00%     23.79%
    Core               3.00%     10.44%
    Tangible           1.50%     10.44%


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS - In March, 1995, FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which is effective for financial statements issued for the fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. Management believes that the adoption of SFAS 121 does not have a material effect on the Company's financial condition or results of operations.

   In May, 1995, FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights", which is effective for fiscal years beginning after December 15, 1995. SFAS 122 provides guidance on the accounting for mortgage servicing rights and the evaluation and recognition of impairment of mortgage servicing rights. Management believes that the provisions of SFAS 122 does not currently have a material impact on the Company's financial condition or results of operations.

   In October, 1995, FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation". The accounting method for stock-based compensation provided in the statement, in particular for stock options, differs from APB Opinion No. 25, under which most of the accounting requirements for stock-based compensation were previously contained. The measurement and recognition provisions of the statement are effective in 1996. An entity that continues to apply Opinion 25 is required to provide pro forma net income and earnings per share, as if the accounting method in SFAS No. 123 had been used for stock-based compensation costs. The Company has decided not to adopt the measurement recognition provisions of SFAS No. 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

   The Company was formed in June 1993 and became the holding company for Avondale upon consummation of the Conversion to stock form on April 3, 1995. The Company has conducted no business other than that directly related to the Bank. The Company's results of operations are primarily dependent upon the Bank's net interest income, which is the difference between interest income on its interest-earning assets such as loans and mortgage-backed or other securities, and interest paid on its interest-bearing liabilities, such as deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Company's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges and other fees. In the three month period ended March 31, 1996, substantial additional income was derived from securities gains in the continuing effort to manage the available-for-sale portfolio. Noninterest expense includes salaries and employee benefits, real estate owned, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

   The operating results of Avondale are also affected by general economic conditions, the monetary and fiscal polices of federal agencies and the policies of agencies that regulate financial institutions. Avondale's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand and the availability of funds for lending activities.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

   GENERAL. Total assets decreased $30.8 million or 5.05% to $579.7 million as of March 31, 1996 from $610.5 million as of December 31, 1995. This decrease was primarily due to a $29.7 million decrease in securities available for sale and a $16.0 million decrease in mortgage-backed securities available for sale. The deleveraging of the available-for-sale portfolios was the result of the Company reducing its risk of market loss in a declining market. These decreases were partially offset by a $13.2 million increase in loans. Avondale continues to focus on the origination of equity lines of credit. The Company has implemented a credit scoring model, whereby the equity lines of credit are priced according to the credit worthiness of the customer, as well as the loan to value percentage. The Company originated equity line of credit loans with lines of $24.4 million and outstanding balances of $10.7 million for the three months ended March 31, 1996. Manufactured home loans have also increased $2.3 million from December 31, 1995 to March 31, 1996. This increase was due to the continued manufactured home originations through a third party broker. Total liabilities decreased $25.5 million from December 31, 1995 to March 31, 1996. Deposits decreased $6.7 million and borrowings decreased $18.2 million over this period of time. The Company had initiated a stock buy back program in February, 1996. The Company had repurchased $5.6 million of stock in this month. The net unrealized gain on securities available-for-sale had decreased $860,000 over the three month period ended March 31, 1996. Therefore total stockholders' equity had decreased $5.3 million from December 31, 1996 to March 31, 1996 in spite of $940,000 in net income for the three month period ended March 31, 1996.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994.

GENERAL. Net income increased $536,000 or 132.67% to $940,000 for the three months ended March 31, 1996 from $404,000 for the quarter ended March 31, 1995. This increase in net income was primarily attributable to increases in net interest income, and increases in securities gains, which were partially offset by increases in the provision for loan losses and other expenses for the three months ended March 31, 1996 compared to the same period a year earlier. The Company's return on average assets increased to 0.62% for the period ended March 31, 1996 from 0.34% for the three months ended March 31, 1995.

NET INTEREST INCOME. Net interest income increased $1.5 million to $5.0 million for the quarter ended March 31, 1996 from $3.5 million for the three months ended March 31, 1995 primarily due to a $127.1 million increase in average interest earning assets outstanding to $587.1 million from $460.0 million for the three months ended March 31, 1995. On April 3, 1995 the Company had increased its equity by $37.4 million due to the completion of its public offering. Initially, these funds were invested in securities. Over the year, the Company has focused on loan origination. For the three months ended March 31, 1996 the average loans had increased $43.8 million, securities increased $19.9 million and mortgage-backed securities increased $63.4 million. The net interest margin for the quarter was 3.39% compared to 3.04% for the same period ended March 31, 1995.

             TABLE 1 - AVERAGE BALANCES, INTEREST RATES AND YIELDS
                                (In Thousands)

  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates. No tax equivalent adjustments were made. To the extent received, interest on non-accruing loans has been included in the table.
                                                For the three months ended Mar 31,1996   For the three months end Mar 31, 1995
                                                --------------------------------------------------------------------------------
                                                Average                   Yield/          Average                    Yield/
                                                Balance     Interest       Cost           Balance      Interest       Cost
                                                --------------------------------          ---------------------------------
Assets:
Interest-earning assets:
  Loans receivable                              $224,396     $ 5,010        8.93%         $180,551        $4,065       9.01%
  Securities                                      81,767       1,696        8.30            61,849         1,090       7.05
  Mortgage-backed securities                     280,943       4,757        6.77           217,557         3,347       6.15
                                                --------------------                      ----------------------
     Total interest-earning assets               587,106      11,463        7.81           459,957         8,502       7.39
                                                             -------                                      ------
  Non-interest-earning assets                     17,853                                    17,931
                                                --------                                  --------
                                                $604,959                                  $477,888
                                                ========                                  ========

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Deposits                                      $328,208     $ 3,760        4.58%         $353,986        $3,757       4.25%
  FHLB advances                                   86,902       1,197        5.51            65,565           895       5.46
 Securities sold under repurchase agreement       77,337       1,107        5.73             9,734           151       6.21
  Other borrowings                                31,780         419        5.27             9,571           199       8.32
                                                --------------------                      --------
                                                 524,227       6,483        4.95           438,856         5,002       4.56
Non-interest bearing deposits                      4,631                                     3,720
  Other liabilities                               11,044                                    12,650
                                                --------                                  --------
     Total liabilities                           539,902                                   455,226
  Stockholders' equity                            65,057                                    22,662
                                                --------                                  --------
     total liabilities and
      stockholders' equity                      $604,959                                  $477,888
                                                ========                                  ========
Net interest income/Interest rate
 spread                                                        4,980        2.86%                          3,500       2.83%
                                                             ===================                          =================
Net interest-earning assets/net
 interest margin                                  62,879                    3.39%                                      3.04%
                                                ========                    ====                                       ====

Ratio of interest-earning assets to
 interest-bearing liabilities                     111.99%                                   104.81%
                                                ========                                  ========

             TABLE 2 - RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
                                (In Thousands)



  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated (in thousands). Information is provided in each category with respect to (1) changes attributable to changes in volumes, (ii) changes attributable to changes in rate, and (iii) net changes. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume.

                                                               Three months ended:
                                                                  March 31, 1996
                                                              vs Three months ended:
                                                                  March 31, 1995
                                                 --------------------------------------------------
                                                          Increase (Decrease) Due to
                                                 --------------------------------------------------
                                                  Volume                Rate                  Net
                                                  ------                ----                  ---
Interest Income
  Loans                                          $  979                 $(34)                $  945
  Securities                                        414                  193                    607
  Mortgage-backed securities                      1,073                  337                  1,410
                                                 --------------------------------------------------
Total interest income                             2,466                  496                  2,962
                                                 --------------------------------------------------

Interest Expense
  Deposits                                         (296)                 299                      3
  Advances from the Federal Home
     Loan Bank                                      294                    8                    302
  Securities sold under agreements to
    repurchase                                      969                  (12)                   957
  Other borrowings                                  292                  (73)                   219
                                                 --------------------------------------------------
Total interest expense                            1,259                  222                  1,481
                                                 --------------------------------------------------
Net interest income                              $1,207                 $274                 $1,481
                                                 ==================================================

INTEREST INCOME: Interest income increased $3.0 million to $11.5 million in the three months ended March 31, 1996 from $8.5 million for the quarter ended March 31, 1995. This increase was the result of a $127.1 million increase in average interest-earning assets outstanding to $587.1 million in the three months ended March 31, 1996 from $460.0 million during the same period for the prior year. Though the average prime rate dropped 0.50% from 8.83% for the quarter ended March 31, 1995 to 8.33% for the quarter ended March 31, 1996, the yield on loans decreased 0.08%. The Company has emphasized the origination of equity lines of credit utilizing credit-scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of the loan to the appraised value of the property. Interest on securities increased $606,000 from $1.1 million for the three months ended March 31, 1995 to $1.7 million for the quarter ended March 31, 1996. The average securities outstanding increased 32.20% from $61.8 million for the quarter ended March 31, 1995 to $81.8 million for the same period ended March 31, 1996. The yield on securities increased from 7.05% to 8.30% respectively for the same time periods. Included in interest for the quarter ended March 31, 1996 was $289,000 of accelerated accretion of discounts on callable securities that were called during the quarter. Interest on mortgage-backed securities increased $1.5 million from $3.3 million to $4.8 million. The average mortgage-backed securities outstanding increased $63.3 million from $217.6 million for the quarter ended March 31, 1995 to $280.9 million for the three months ended March 31, 1996. Yields on mortgage-backed securities increased over the same period from 7.39% for the period ended March 31, 1995 to 7.81% for the three months ended March 31, 1996, as several adjustable-rate securities were not fully indexed as of the period ended March 31, 1995.

INTEREST EXPENSE. Interest expense increased $1.5 million from $5.0 million for the three months ended March 31, 1995 to $6.5 million for the quarter ended March 31, 1996. This increase was attributable to both an average increase in interest-bearing liabilities of $85.3 million from $438.9 million for the three months ended March 31, 1995 to $524.2 million for the three months ended March 31, 1996; as well as an increase in the average cost of interest-bearing liabilities of 0.39% from 4.56% for the three months ended March 31, 1995 to 4.95% for the same period ended March 31, 1996. Interest on deposits remained flat for the comparable three month period, however the average balance on deposits decreased $25.8 million, and the cost of interest-bearing deposits increased from 4.25% for the quarter ended March 31, 1995 to 4.58% for the three months ended March 31, 1996. During the same period of time, non-interest-bearing deposits increased from an average of $3.7 million for the three months ended March 31, 1995 to $4.6 million for the three months ended March 31, 1996. Interest on Federal Home Loan Bank advances increased $302,000 from the three months ended March 31, 1995 to the same period ended March 31, 1996. This increase was mainly volume related as the average Federal Home Loan Bank advances outstanding increased $21.3 million from $65.6 million for the three months ended March 31, 1995 to $86.9 million for the three months ended March 31, 1996. Interest on securities sold under agreement to repurchase and other borrowings increased $1.2 million from $350,000 for the three months ended March 31, 1995 to $1.5 million for the three months ended March 31, 1996. The average balance of securities sold under agreement to repurchase and other borrowings increased $89.8 million from the three months ended March 31, 1995 to the same period ended March 31, 1996. The average rate on these borrowings grew from 5.59% to 7.25% for the quarters ended March 31, 1995 and March 31, 1996, respectively.

PROVISION FOR LOAN LOSS AND NON-PERFORMING ASSETS. The Company maintains its allowance for loan losses at level which is considered by management to be adequate to absorb loan losses on existing loans, based on an evaluation of the collectibility of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problems, the value of related collateral, the regulators' stringent view of adequate reserve levels for the thrift industry and the current economic conditions that may affect the borrower's ability to pay. Loans are evaluated and categorized into risk categories. For each risk category, the methodology assigns a percentage of principal amount of the category that should be maintained as a general valuation allowance. To the extent that the amount of loans categorized into the respective risk categories requires the general valuation allowance to be increased, the provision for loan losses will be impacted accordingly. Therefore, in the event Avondale is required to increase its allowance for loan losses, operating results could be adversely affected. The allowance for loan losses is established through a provision for loan losses charged to expense.

  The provision for loan losses increased $520,000 to $650,000 for the three months ended March 31, 1996 from $130,000 for the quarter ended March 31, 1995. The allowance for loan losses was $4.0 million as of March 31, 1996 compared $2.8 million as of March 31, 1995, while non-performing loans were 1.63% of total loans as of March 31, 1996, as compared to 2.23% as of March 31, 1995. The decrease in ratio of non-performing loans to total loans was a result of both non-performing loans decreasing $276,000 to $3.8 million as of March 31, 1996 from $4.1 million as of March 31, 1995, and total loans increasing $51.0 million to $235.1 million as of March 31, 1996 from $184.1 million as of March 31, 1995. During the same period the allowance for loan loss as a percentage of loans outstanding increased to 1.72% at March 31, 1996 from 1.52% at March 31, 1995 as the Company continues to conservatively record provisions for the continued growth in the home equity line of credit portfolio. The allowance for loan loss as a percentage of non-performing loans increased from 67.93% on March 31, 1995 to 105.29% as of March 31, 1996.

NON-INTEREST INCOME: Non-interest income increased $560,000 or 179.49% to $872,000 for the three months ended March 31, 1996 from $312,000 for the same period a year ago, due to substantial securities gains as a result of managing the available-for-sale portfolios. The Company had $596,000 in securities gains for the three months ended March 31, 1996, compared to a net loss of $116,000 for the three months ended March 31, 1995.

NON-INTEREST EXPENSE: Non-interest expenses increased $708,000 or 22.83% to $3.8 million for the three months ended March 31, 1996 from $3.1 million for the three months ended March 31, 1995. This increase was attributable to increased salaries and employee benefits of $278,000 or 16.49% primarily as a result of increased headcount; an increase in advertising and public relations due to stepped up advertising campaigns utilized to promote the equity line of credit product; and increase in data processing expense of $51,000 due to the implementation of new technologies in our operations; an increase in other real estate own expense due to gains realized in the quarter ended March 31, 1995; and $360,000 of other operating expenses due to the increase of non-deferred loan origination costs due to increased loan originations, and the expense of costs pertaining to being a public corporation.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $277,000 for the three month period ended March 31, 1996 from the same period ended March 31, 1995. The respective income tax expense represented effective tax rates of 32.57% for the quarter ended March 31, 1996 and 30.46% for the three months ended March 31, 1995.

PART 11 - OTHER INFORMATION

The calculation of the Registrant's primary and fully diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):

    For the Three Months Ended March 31, 1996:

    Primary
    ------------------------------------------

    Net income                                  $  940

    Average common shares outstanding            4,026

    Common stock equivalent                          -
                                                ------

    Average primary shares outstanding           4,026

      Primary earning per share                 $ 0.23

    Fully diluted earnings per share
    ------------------------------------------

    Net income                                  $  940

    Average common shares outstanding            4,026

    Common stock equivalent                          -
                                                ------

    Average fully diluted shares outstanding     4,026

      Fully diluted earning per share           $ 0.23


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 13th day of May, 1996.

AVONDALE FINANCIAL CORP.
             (Registrant)


                                     Robert S. Engelman, Jr.

                                     President and Chief Executive Officer

   /s/  Robert S. Engelman, Jr.      (Principal Executive Officer)
- -------------------------------------



                                     Howard A. Jaffe,

                                     Vice President

                                     and Chief Financial Officer

                                     (Principal Financial Officer and

   /s/  Howard A. Jaffe              (Principal Executive Officer)
- -------------------------------------