Form 10-Q
period 1996-06-30
AVONDALE FINANCIAL CORP
filed 1996-08-14
CIK 908143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ending June 30, 1996

                                      OR


 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________.

                        Commission file number 0-24566

                           AVONDALE FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)

             Delaware                                     36-3895923
 -------------------------------                      -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


         20 North Clark Street, Chicago, Illinois            60602
         -------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


         Registrant's telephone number, including area code:  (312) 782-6200
         -------------------------------------------------------------------

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

                       YES:   XXX               NO:
                            --------                ------

3,814,568 common shares of stock were outstanding as of August 12, 1996.

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                                   FORM 10-Q
                                   ---------

                                 JUNE 30, 1996
                                 -------------

INDEX
- -----

PART I.   FINANCIAL INFORMATION

 Item 1.    Financial Statements

      Condensed consolidated balance sheets at June 30, 1996,
       December 31, 1995 and June 30, 1995...........................     2

      Condensed consolidated statements of income for the three
       months and six months ended June 30, 1996 and June 30, 1995...     3

      Condensed consolidated statements of stockholders' equity for
       the six months ended June 30, 1996 and June 30, 1995..........     4

      Condensed consolidated statements of cash flows for the
       six months ended June 30, 1996 and June 30, 1995..............   5-6

      Notes to condensed consolidated financial statements...........   7-8

  Item 2.    Management's discussion and analysis of financial
             condition and results of operations.....................  9-16

PART II.  OTHER INFORMATION

      Calculation of earnings per share.............................. 17-18

      Signatures.....................................................    19

PART I - FINANCIAL INFORMATION
AVONDALE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                               Jun 30,1996     Dec 31,1995       Jun 30,1995
                                                                               -----------     -----------       -----------
ASSETS                                                                             (in thousands, except per share data)
Cash and due from banks                                                        $   3,115       $   5,275           $   5,246
Interest-bearing deposits                                                          2,383           1,067               1,595
                                                                              ----------------------------------------------
  Total cash and cash equivalents                                                  5,498           6,342               6,841
Securities available-for-sale-At fair value (amortized cost
  Jun 30, 1996 - $47,952; Dec 31, 1995-$76,198; Jun 30, 1995 - $56,256)           47,783          77,879              57,917
Securities held-to-maturity-At amortized cost (fair value
  Jun 30, 1996 - $6,802; Dec 31, 1995-$6,732; Jun 30, 1995 - $9,723)               6,890           6,880               9,870
Mortgage-backed securities
 available-for-sale-At fair value (amortized cost
  Jun 30, 1996 - $184,941; Dec 31, 1995-$218,643; Jun 30, 1995 -
   $134,502)                                                                     183,695         219,121             134,109
Mortgage-backed securities
 held-to-maturity-At amortized cost (fair value
  Jun 30, 1995 - $63,062; Dec 31, 1995-$65,244; Jun 30, 1995 -
   $162,092)                                                                      63,684          64,734             161,809
Loans                                                                            266,122         221,927             190,563
Less: Allowance for loan loss                                                      4,326           3,460               3,156
                                                                              ----------------------------------------------
  Loans, net                                                                     261,796         218,467             187,407

Federal Home Loan Bank stock - at cost                                             4,790           4,415               4,415
Office building and equipment, net                                                 4,159           3,978               4,363
Other real estate owned, net                                                       1,839             837                 355
Accrued interest receivable                                                        5,132           5,063               4,631
Prepaid expenses and other assets                                                  4,109             516                 962
Deferred income tax                                                                3,396           2,305               2,474
Income taxes receivable                                                                -               -               1,365
                                                                              ----------------------------------------------
     Total assets                                                              $ 592,771       $ 610,537           $ 576,518
                                                                              ----------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                       $ 324,318       $ 335,861           $ 335,695
Advances from Federal Home Loan Bank                                              90,803          78,303              88,303
Securities sold under agreements to repurchase                                    70,777          76,792              57,978
Other borrowings                                                                  37,500          41,500              18,000
Advance payments by borrowers for taxes and insurance                                923           1,455               2,088
Accrued interest payable                                                           1,238           1,054               1,268
Income taxes payable                                                                 418              35                   -
Other liabilities                                                                  7,952           8,622               9,364
                                                                              ----------------------------------------------
     Total liabilities                                                           533,929         543,622             512,696
                                                                              ----------------------------------------------
Commitments and Contingencies
Common stock ($.01 par: 10,000,000 shares authorized, 3,602,968 shares
 issued and outstanding)                                                              44              44                  42
Capital surplus                                                                   43,018          43,018              40,528
Retained earnings                                                                 28,692          26,815              25,016
Treasury stock (580,000 shares at cost)                                           (8,463)              -                   -
Unrealized net gain (loss) on securities available-for-sale, net of tax of ($673) at Jun 30, 1996; $832 at Dec 31, 1995; and $(297)
  at Mar 31, 1995                                                                   (708)          1,313                 775
Common Stock acquired by ESOP                                                     (2,116)         (2,116)             (2,539)
Unearned portion of restricted stock awards                                       (1,625)         (2,159)                  -
                                                                              -----------------------------------------------
     Total stockholders' equity                                                   58,842          66,915              63,822
                                                                              -----------------------------------------------
     Total liabilities and stockholder's equity                                $ 592,771       $ 610,537           $ 576,518
                                                                              ===============================================



AVONDALE FINANCIAL CORP.                  FOR THE THREE MONTHS ENDED:     FOR THE SIX MONTHS ENDED:
CONSOLIDATED STATEMENTS OF INCOME         JUN. 30, 1996   JUN. 30, 1995   JUN. 30, 1996       JUN. 30, 1995
                                          -------------   -------------   -----------------   -----------------
(UNAUDITED)                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans                                        $  5,597        $  4,244            $ 10,607             $ 8,310
  Securities                                        936           1,258               2,506               2,163
  Mortgage-backed securities                      4,388           4,432               9,146               7,779
  Other                                             126             154                 253                 336
                                               --------        --------            --------             -------
Total interest income                            11,047          10,088              22,512              18,588
INTEREST EXPENSE:
  Deposits                                        3,575           3,854               7,335               7,610
  Advances from the Federal Home Loan
   Bank                                           1,346           1,141               2,543               2,037
  Securities sold under agreements to
   repurchase                                       899             774               2,006                 924
  Other borrowings                                  392             101                 811                 301
                                               --------        --------            --------             -------
Total interest expense                            6,212           5,870              12,695              10,872
NET INTEREST INCOME                               4,835           4,218               9,817               7,716
Provision for loan losses                           475             400               1,125                 530
                                               --------        --------            --------             -------
Net interest income after provision for
 loan losses                                      4,360           3,818               8,692               7,186
NONINTEREST INCOME:
  Net gains on trading activities                     -              20                   -                 218
  Net security gains                                500             560               1,096                 444
  Net gains on sales of loans                         -               -                   7                   -
  Loan servicing income                              56              27                 116                  59
  Fees for other customer services                   83              73                 171                 135
  Other operating income                            208             126                 329                 262
                                               --------        --------            --------             -------
Total noninterest income                            847             806               1,719               1,118
NONINTEREST EXPENSE:
  Salaries and employee benefits                  1,891           1,404               3,855               3,090
  Occupancy and equipment expenses, net             240             471                 473                 928
  Federal deposit insurance premiums                192             203                 388                 405
  Advertising and public relations                  187             149                 421                 200
  Data processing                                   369             236                 607                 423
  Real estate owned (income) expense,
   net                                             (109)             (5)                (79)                (20)
  Legal and professional                            156             108                 271                 202
  Other operating expenses                          800             549               1,599                 988
                                               --------        --------            --------             -------
Total noninterest expense                         3,726           3,115               7,535               6,216

Income before income taxes                        1,481           1,509               2,876               2,088
Income tax expense                                  544             531                 999                 708
                                               --------        --------            --------             -------
NET INCOME                                     $    937        $    978            $  1,877             $ 1,380
                                               ========        ========            ========             =======

PER COMMON SHARE:
Earnings per common share                      $   0.26        $   0.25            $   0.49                 n/a
Weighted average common shares
 outstanding                                      3,667           3,978               3,846                 n/a



AVONDALE FINANCIAL CORP.                  FOR THE SIX MONTHS ENDED:
CONSOLIDATED STATEMENT OF CHANGES IN      JUN. 30, 1996   JUN. 30, 1995
 STOCKHOLDERS' EQUITY                     --------------  -------------
(UNAUDITED)                                       (In Thousands)

COMMON STOCK
Beginning of Period                             $    44         $     -
Issuance of Common Stock                              -              42
                                          -----------------------------
End of Period                                        44              42
                                          -----------------------------

CAPITAL SURPLUS
Beginning of period                              43,018               -
Issuance of common stock                              -          40,528
                                          -----------------------------
End of period                                    43,018          40,528
                                          -----------------------------

RETAINED EARNINGS
Beginning of period                              26,815          23,634
Net income                                        1,877           1,382
                                          -----------------------------
End of period                                    28,692          25,016
                                          -----------------------------

TREASURY STOCK
Beginning of period                                   -               -
Stock repurchased for treasury                   (8,463)              -
                                          -----------------------------
End of period                                    (8,463)              -
                                          -----------------------------

UNREALIZED NET GAIN (LOSS) ON SECURITIES
 AVAILABLE-FOR-SALE, NET OF TAX
Beginning of period                               1,313          (1,613)
Change in unrealized gain (loss) on
 securities available-for-sale, net of
 tax                                             (2,021)          2,388
                                          -----------------------------
End of period                                      (708)            775
                                          -----------------------------

COMMON STOCK ACQUIRED BY ESOP
Beginning of period                              (2,116)              -
Issuance of ESOP plan                                 -          (2,539)
repayment of principal                                -               -
                                          -----------------------------
End of period                                    (2,116)         (2,539)
                                          -----------------------------

UNEARNED PORTION OF RESTRICTED STOCK
 AWARDS
Beginning of period                              (2,159)
Net amortization of unearned portion of
 restricted stock                                   534
                                          -----------------------------
End of period                                    (1,625)              -
                                          -----------------------------

TOTAL STOCKHOLDERS' EQUITY                      $58,842         $63,822
                                          =============================




AVONDALE FINANCIAL CORP.                  FOR THE SIX MONTHS ENDED:
CONSOLIDATED STATEMENTS OF CASH FLOWS       JUNE 30, 1996       JUNE 30, 1995
                                          ------------------  ------------------
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $  1,877           $   (442)
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation                                        534               1,180
    Amortization (accretion), net                    (2,705)              4,585
    Provision for loan losses                         1,125               1,010
    Provision for deferred income taxes                 193                (143)
    Net gain (loss) on sales of
     securities available-for-sale                   (1,096)              5,886
    Net gains on sales of other real
     estate owned                                      (187)               (172)
    Net gains on sales of office
     buildings and equipment                              -                   -
    Net changes in:
     Loans held for sale                                  -                   -
     Income taxes receivable                              -              (1,365)
     Prepaid expenses and other assets               (3,549)                356
     Accrued interest receivable                        (69)             (1,912)
     Income taxes payable                               383                (269)
     Accrued interest payable                           184                 369
     Other liabilities                                 (670)               (807)
                                          -------------------------------------
  Net cash flows provided by (used in)
   operating activities                             $(3,980)          $   8,276
                                          -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of
   securities held-to-maturity                            -               9,500
  Purchases of securities
   held-to-maturity                                       -              (5,400)
  Purchases of Federal Home Loan Bank
   stock                                               (375)               (500)
  Proceeds from maturities of
   securities available-for-sale                     19,700
  Proceeds from sales of securities
   available-for-sale
  Proceeds from sales of                             23,806              32,261
   mortgage-backed securities
   available-for-sale                                94,384             112,920
  Purchases of securities
   available-for-sale                               (14,550)            (90,500)
  Purchases of mortgage-backed
   securities available-for-sale                    (74,410)           (144,140)
  Purchases of mortgage-backed
   securities held-to-maturity                       (3,199)            (62,642)
  Principal collected on
   mortgage-backed securities
   held-to-maturity                                   4,359              19,668
  Principal collected on
   mortgage-backed securities
   available-for-sale                                16,504              27,769
  Principal collected on securities
   available-for-sale                                   465                   -
  Net increase in loans                             (46,014)             (6,159)
  Proceeds from sales of other real
   estate owned                                         745               1,199
  Expenditures for office buildings and
   equipment                                           (715)             (1,280)
                                          --------------------------------------
  Net cash flows provided by (used in)
   investing activities                            $ 20,700           $(107,304)
                                          -------------------------------------



AVONDALE FINANCIAL CORP.                  FOR THE SIX MONTHS ENDED:
CONSOLIDATED STATEMENTS OF CASH FLOWS     JUNE 30, 1996   JUNE 30, 1995
                                          --------------  --------------
                                                    (In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock conversion expenditures                $      -        $   (562)
  Net decrease in deposits                      (11,543)        (16,695)
  Net decrease in advance payments by              (532)            181
   borrowers for taxes and insurance
  Net increase (decrease) in securities          (6,015)         48,680
   sold under agreements to repurchase
  Net increase (decrease) in other               (4,000)         15,000
   borrowings
  Proceeds from Federal Home Loan Bank           62,500          30,000
   advances
  Repayment of Federal Home Loan Bank           (50,000)         (5,000)
   advances
  Common stock subscription liability                 -          70,332
  Increase shares outstanding                         -               -
  Capital surplus                                     -               -
  Unearned restricted stock                         534               -
  ESOP commited to be released                        -               -
  Purchase stock for treasury                    (8,508)
  Refund on excess stock subscriptions                -         (40,758)
                                          -----------------------------
  Net cash flows provided by (used in)         $(17,564)       $101,178
   financing activities
                                          -----------------------------

INCREASE (DECREASE) IN CASH AND CASH               (844)          2,150
 EQUIVALENTS

CASH AND CASH EQUIVALENTS
  Beginning of period                             6,342           4,691
                                          -----------------------------
  Ending of period                             $  5,498        $  6,841
                                          =============================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                $ 12,511        $ 23,334
  Income taxes paid                                 650           1,440

NON CASH FINANCING ACTIVITIES
  Transfer of deposits to equity                               $  9,784
  Transfer common stock subscription                             29,574
   liability to equity
  Reduction of prepaid conversion costs                          (1,200)
   and reduction of capital
  Transfer of other liabilities to                                   12
   capital
  Increase in prepaid expenses and                                  423
   increase in capital for ESOP

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Primary and fully diluted earnings per share are computed by dividing net income by average shares of common stock and common stock equivalents outstanding. The strike price of stock options outstanding is above the market price as of June 30, 1996 and therefore do not represent a dilutive effect. These options therefore are not included in the earnings per share calculation. As of June 30, 1995 there were no common stock equivalents outstanding.

NOTE 2 - REGULATORY CAPITAL

Pursuant to the Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA), savings institutions must meet three separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, (2) a core capital ratio of 3% core capital to adjusted total assets, and (3) a tangible capital requirement of 1.5% tangible core capital to adjusted total assets. The following table summarizes, as of June 30, 1996, Avondale Federal Savings Bank's (the "Bank") capital requirements under FIRREA and its actual capital ratios at that date:

                                 Bank
                  Capital       Actual
                Requirement     Capital
                -----------   ----------
    Risk-based     8.00%        23.82%
    Core           3.00%         9.86%
    Tangible       1.50%         9.86%

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company was formed in June 1993 and became the holding company for Avondale upon consummation of the Conversion to stock form on April 3, 1995. The Company has conducted no business other than that directly related to the Bank. The Company's results of operations are primarily dependent upon the Bank's net interest income, which is the difference between interest income on its interest-earning assets such as loans and mortgage-backed or other securities, and interest paid on its interest-bearing liabilities, such as deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Company's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges and other fees. In the three and six month periods ended
June 30, 1996, substantial additional income was derived from securities gains in the continuing effort to manage the available-for-sale portfolio on a total return basis. Noninterest expenses includes salaries and employee benefits, real estate owned, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

     The operating results of Avondale are also affected by general economic conditions, the monetary and fiscal policies of federal agencies and the policies of agencies that regulate financial institutions. Avondale's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans, home equity lines of credit and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand and the availability of funds for lending activities.

  COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

     GENERAL. Total assets decreased $17.8 million or 2.9% to $592.7 million as of June 30, 1996 from $610.5 million as of December 31, 1995. This decrease was primarily due to a $30.1 million decrease in securities available-for-sale and a $35.4 million decrease in mortgage-backed securities available-for-sale. The Company decided early in the year to reduce the security portfolios and the borrowings which funded some securities within the available-for-sale portfolios. The Company followed this strategy to reduce its risk of market loss in a declining market. These decreases were partially offset by a substantial $44.2 (20.0%) million increase in loans. Avondale continues to focus on the origination of equity lines of credit. The Company utilizes a credit scoring model, whereby the equity lines of credit are priced according to the credit scores of the customer, as well as the loan to real estate value percentage. The Company originated 1,847 home equity line of credit loans with lines of $55.9 million for the six months ended June 30, 1996. Total liabilities decreased $9.7 million from December 31, 1995 to June 30, 1996. Deposits decreased $11.5 million while other borrowings increased $2.5 million over this period of time. The Company had initiated 2 stock buy-back programs in 1996. The Company had repurchased 580,000 shares $8.5 million of stock the first half of the year. The net unrealized gain (loss) on securities available-for-sale had decreased $2,021,000 over the six month period ended June 30, 1996 reflecting the general rise in interest rates. Therefore total stockholders' equity had decreased $8.1 million from December 31, 1996 to June 30, 1996 in spite of $1,877,000 in net income for the six month period ended June 30, 1996.

         COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS
                         ENDED JUNE 30, 1996 AND 1995.

GENERAL. Net income decreased slightly by $41,000 or 4.0% to $937,000 for the three months ended June 30, 1996 from $978,000 for the quarter ended June 30, 1995. The quarterly results were essentially the same as those achieved during the first quarter of 1996. In spite of the decrease quarterly earnings compared with the same quarter the previous year, earnings-per-share increased 4% to $.26 per share from $.25 per share, the result of the stock buy-back programs initiated by the Company during the first half of 1996. The Company's return on average assets increased to 0.64% for the quarter ended June 30, 1996 compared with 0.71% for the three months ended June 30, 1995.

For the six months ended June 30, 1996, net income increased 36.0% to $1,877,000, $.49 per share compared to $1,380,000 during the first half of 1995. No per share data is available for the first six months of 1995 as the Company became public in April 1995. The Company's return on average assets was 0.63% for the six months ended June 30, 1996 compared with 0.54% for the comparable period in 1995.

NET INTEREST INCOME.
Net interest income increased $617,000 or 14.7% to $4.8 million for the quarter ended June 30, 1996 from $4.2 million for the three months ended June 30, 1995 primarily due to the increase in average loans outstanding which have interest rates indexed with the prime lending rate and a like reduction in fixed-rate investment securities.

Since December 31, 1995, loans outstanding have increased almost 20% and since June 30, 1995, loans outstanding have increased 39.7 percent or $75.6 million. The increase in loans which replaced lower yielding securities is the reason for the increase in net interest income. The net interest margin for the quarter was 3.41% compared to 3.19% during the quarter ended June 30, 1995. On a year-to-date basis, the net interest margin was 3.39% compared to 3.11% for the six months ended June 30, 1995.

TABLE 1  AVERAGE BALANCES, INTEREST RATES AND YIELDS
                       (In Thousands)


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

                                  For the three months ended June 30, 1996         For the three months ended June 30, 1995
                                --------------------------------------------    -----------------------------------------------
                                      Average                      Yield/           Average                            Yield/
                                      Balance      Interest        Cost             Balance          Interest          Cost
                                -------------------------------------------     -----------------------------------------------
Assets:
Interest-earning assets:
  Loans receivable                   $ 248,736      $ 5,597         9.00 %          $ 183,340          $ 4,244         9.26 %
  Securities                            60,687        1,062         7.00               75,965            1,412         7.44
  Mortgage-backed securities           257,209        4,388         6.82              269,956            4,432         6.57
                               ----------------------------                        ---------------------------
     Total interest-earning
       assets                          566,632       11,047         7.80              529,261           10,088         7.62
                                               ------------                                   ----------------
  Non-interest-earning assets           16,572                                         19,158
                               ---------------                                     ----------
                                     $ 583,204                                      $ 548,419
                               ===============                                     ==========

Liabilities and stockholders'
 equity
Interest-bearing liabilities:
  Deposits                           $ 317,091      $ 3,575         4.51 %          $ 330,465          $ 3,854         4.66 %
  FHLB advances                         94,090        1,346         5.72               80,062            1,141         5.70
 Securities sold under
  repurchase agreement                  64,511          899         5.57               50,913              774         6.08
  Other borrowings                      29,231          392         5.36                5,758              101         7.02
                               ----------------------------                        ----------
                                       504,923        6,212         4.92              467,198            5,870         5.03
Non-interest bearing deposits            7,981                                          3,998
  Other liabilities                     10,719                                         15,805
                               ---------------                                     ----------
     Total liabilities                 523,623                                        487,001
  Stockholders' equity                  59,581                                         61,418
                               ---------------                                     ----------
     Total liabilities and
      stockholders' equity           $ 583,204                                      $ 548,419
                               ===============                                     ==========
Net interest income/Interest
  rate spread                                         4,835         2.88 %                               4,218         2.60 %
                                              ==========================                       ============================
Net interest-earning assets/
 net interest margin                    61,709                      3.41 %             62,063                          3.19 %
                               ===============            ==============                                      =============

Ratio of interest-earning
  assets to interest-bearing
  liabilities                           112.00 %                                       113.00 %
                               ===============                                     ==========


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


                                                          Three months ended:
                                                             June  30, 1996
                                                         Vs Three months ended:
                                                             June  30, 1995
                                           ------------------------------------
                                                     Increase (Decrease) Due to
                                           ------------------------------------
                                               Volume        Rate        Net
                                               ------        ----        ---

Interest Income
  Loans                                       $1,475        $(122)     $1,353
  Securities                                    (271)         (79)       (350)
  Mortgage-backed securities                    (214)         170         (44)
                                           ------------------------------------
Total interest income                            990          (31)        959
                                           ------------------------------------
 Interest Expense
  Deposits                                      (153)        (126)       (279)
  Advances from the Federal Home
     Loan Bank                                   201            3         204
  Securities sold under agreements to
    repurchase                                   194          (69)        125
  Other borrowings                               320          (29)        291
                                           ------------------------------------
Total interest expense                           562         (221)        341
                                           ------------------------------------
Net interest income                           $  429        $ 189      $  618
                                           ====================================


                                          For the six months ended June 30, 1996        For the six months ended June 30, 1995
                                        -------------------------------------------------------------------------------------------
                                            Average                       Yield/         Average                         Yield/
                                            Balance       Interest         Cost          Balance          Interest         Cost
                                        ========================================      =============================================
Assets:
Interest-earning assets:
  Loans receivable                           $ 238,390     $ 10,607         8.90 %      $ 183,316          $ 8,309        9.07 %
  Securities                                    71,229        2,759         7.75           68,907            2,502        7.25
  Mortgage-backed securities                   269,084        9,146         6.80          243,757            7,779        6.38
                                        ---------------------------                  -----------------------------
     Total interest-earning assets             578,703       22,512         7.78          495,980           18,590        7.50
                                                      -------------                              -----------------
  Non-interest-earning assets                   15,374                                     16,176
                                        --------------                               ------------
                                             $ 594,077                                  $ 512,156
                                        ==============                               ============

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Deposits                                   $ 322,651      $ 7,335         4.55 %      $ 342,869          $ 7,611        4.44 %
  FHLB advances                                 90,501        2,543         5.62           72,814            2,036        5.60
 Securities sold under repurchase               70,953        2,006         5.65           30,323              924        6.09
  agreement
  Other borrowings                              30,486          811         5.32            7,664              301        7.85
                                        ---------------------------                  -----------------------------
                                               514,591       12,695         4.93          453,670           10,872        4.79
Non-interest bearing deposits                    6,306                                      3,215
  Other liabilities                             10,867                                     12,908
                                        --------------                               ------------
     Total liabilities                         531,764                                    469,793
  Stockholders' equity                          62,313                                     42,363
                                        --------------                               ------------
     Total liabilities and
      stockholders' equity                   $ 594,077                                  $ 512,156
                                        ==============                              =============
Net interest income/Interest rate
 spread                                                       9,817         2.85 %                           7,718        2.70 %
                                                     ===========================                 =============================
Net interest-earning assets/net
 interest margin                                64,112                      3.39 %         42,311                         3.11 %
                                        ==============             =============    =============                 ============

Ratio of interest-earning assets to
  interest-bearing liabilities                  112.00 %                                   109.00 %
                                        ==============                              =============

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

                                                      Six months ended:
                                                        June  30, 1996
                                                    Vs Six months ended:
                                                       June 30, 1995
                                       ------------------------------------
                                                 Increase (Decrease) Due to
                                       ------------------------------------
                                       Volume        Rate         Net
                                       ------       ------       ------
Interest Income
  Loans                                $2,453       $(156)       $2,297
  Securities                               86         174           260
  Mortgage-backed securities              841         526         1,367
                                       --------------------------------
Total interest income                   3,380         544         3,924
                                       --------------------------------

Interest Expense
  Deposits                               (456)        181          (275)
  Advances from the Federal Home
     Loan Bank                            497           9           506
  Securities sold under agreements to
    repurchase                          1,153         (71)        1,082
  Other borrowings                        635        (125)          510
                                       --------------------------------
Total interest expense                  1,829          (6)        1,823
                                       --------------------------------
Net interest income                    $1,551       $ 550        $2,101
                                       ================================

INTEREST INCOME: Interest income increased $959,000 to $11.0 million in the three months ended June 30, 1996 from $10.0 million for the quarter ended June 30, 1995. This increase was the result of a $37.3 million increase in average interest-earning assets outstanding to $566.6 million in the three months ended June 30, 1996 from $529.3 million during the same period for the prior year. In spite of a decline in the average prime lending rate, income on loans increased $1.4 million, the result of the substantial increase in loan production. The Company has emphasized the origination of home equity lines of credit utilizing credit-scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of the loan to the appraised value of the property. Interest on securities declined $350,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The average securities portfolio and mortgage-backed security portfolio declined as the Company replaced securities with loans. For the six months ended June 30, 1996, interest income increased 21.1%, $3.9 million to $22.5 million when compared to the first half of 1995. Substantially all of this increase is attributable to the increased level of loans outstanding. Included in interest for the six months ended June 30, 1996 was approximately $290,000 of accelerated accretion of discounts on callable securities that were called during the year. For the six months ended June 30, 1996 interest expense increased $1.8 million all of which is attributed to the increase in the level of borrowed funds.

INTEREST EXPENSE. Interest expense increased $342,000 from $5.8 million for the three months ended June 30, 1995 to $6.2 million for the quarter ended June 30, 1996. This increase was attributable to both an average increase in interest-bearing liabilities of $37.8 million from $467.2 million for the three months ended June 30, 1995 to $504.9 million for the three months ended June 30, 1996; offset by a slight decrease in the average cost of interest-bearing liabilities of 0.11% from 5.03% for the three months ended June 30, 1995 to 4.92% for the same period ended June 30, 1996. The increase in interest expense was the result of increased borrowings used to support the increase in the loan portfolio. The Company plans an asset securitization for the fourth quarter of 1996 and to further reduce its securities portfolio. Proceeds from these transactions will be used to fund its continued loan growth to further reduce other debt.

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

The Company continues to provide for loan losses at a rate consistent with loan growth as opposed to actual losses. The provision for loan losses increased $75,000 to $475,000 for the three months ended June 30, 1996 from $400,000 for the quarter ended June 30, 1995. For the six months ended June 30, 1996, the provision for loan losses increased over 100% to $1,125,000 compared with $530,000 during the six months ended June 30, 1995. The allowance for loan losses was $4.3 million as of June 30, 1996 compared to $3.2 million as of June 30, 1995, while non-performing loans were 0.99% of total loans as of June 30, 1996, as compared to 2.40% as of June 30, 1995. The allowance for loan loss as a percentage of loans outstanding remained the same at 1.63% for both June 30, 1996 and 1995.

NON-INTEREST INCOME:    Noninterest income increased $41,000 for the quarter
ended June 30, 1996 when compared to the previous year. On a year-to-date basis, noninterest income increased $601,000 to $1,719,000 for the six months ended June 30, 1996 from $1,118,000 for the same period a year ago, due to substantial securities gains as a result of managing the available-for-sale portfolios. The Company had $1,095,000 in securities gains for the six months ended June 30, 1996, compared to net gains of $444,000 for the six months ended June 30, 1995. During the year the Company took advantage of market conditions to reduce its exposure in securities index to the Cost of Funds Index ("COFI") and to increasing accelerated prepayments of ARM securities. The proceeds from sales were used to reduce other borrowings and/or reinvested in loan product. Other than the security transactions, the most significant change in other income which increased $82,000 for the quarter and $67,000 for the six month period, was the result of increased fees from the sale of annuity products by the Bank's financial services subsidiary.

NON-INTEREST EXPENSE:  Noninterest expenses increased $611,000 or 19.6% to
$3.7 million for the three months ended June 30, 1996 from $3.1 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, noninterest expenses increased $1,319,000 to $7.5 million from $6.2 million for the six months ended June 30, 1995. This increase was attributable to increased salaries and employee benefits of $765,000, primarily the result of a $586,000 amortization of restricted stock awards granted in late 1995 and additional staff necessary to service the increase in loan accounts, an increase of $222,000 in advertising and public relations related to marketing the Company's consumer lending products, an increase of $184,000 in data processing expense connected with the conversion of the Company's data processing provider and increases in other operating expenses due to the increase of non-deferred loan origination costs relating to increased loan originations, and the expense of costs pertaining to becoming a public corporation. For the six months ending June 30, 1996, the Company's efficiency ratio was 65.3%.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $13,000 for the three month period ended June 30, 1996 from the same period ended June 30, 1995. The respective income tax expense represented effective tax rates of 36.7% for the quarter ended June 30, 1996 and 35.2% for the three months ended June 30, 1995. For the six months ended June 30, 1996 income taxes increased $290,000 to $998,000. The effective tax rate for the six month periods ending June 30, 1996 and 1995 were 34.7% and 33.9% respectively. The increase in the effective tax rates is the result of sales of securities which were exempt from state income taxes, being replaced by other interest earning assets which are taxable for state tax purposes.

PART 11 - OTHER INFORMATION

The calculation of the Registrant's primary and fully diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):


          For the Three Months Ended June 30, 1996:

          Primary
          --------------------------------------
          Net income                                 $  937

          Average common shares outstanding           3,667

          Common stock equivalent                         -
                                                   --------

          Average primary shares outstanding          3,667

            Primary earning per share                $ 0.26

          Fully diluted earnings per share
          --------------------------------------

          Net income                                 $  937

          Average common shares outstanding           3,667

          Common stock equivalent                         -
                                                   --------

          Average fully diluted shares outstanding    3,667

          Fully diluted earning per share            $ 0.26


          For the Six Months Ended June 30, 1996:

          Primary
          ----------------------------------------

          Net income                                $ 1,877

          Average common shares outstanding           3,845

          Common stock equivalent                         -
                                                    -------

          Average primary shares outstanding          3,845

            Primary earning per share               $  0.49

          Fully diluted earnings per share
          ----------------------------------------

          Net income                                $ 1,877

          Average common shares outstanding           3,845

          Common stock equivalent                         -
                                                    -------

          Average fully diluted shares outstanding    3,845

            Fully diluted earning per share         $  0.49



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 12th day of August, 1996.

AVONDALE FINANCIAL CORP.
                  (Registrant)


                                       Robert S. Engelman, Jr.

                                       President and Chief Executive Officer

  /s/ Robert S. Engelman, Jr.          (Principal Executive Officer)
- ---------------------------------



                                       Howard A. Jaffe,

                                       Vice President

                                       and Chief Financial Officer

                                       (Principal Financial Officer and

  /s/ Howard A. Jaffe                  (Principal Executive Officer)
- ---------------------------------