Form 10-Q
period 1996-09-30
AVONDALE FINANCIAL CORP
filed 1996-11-14
CIK 908143

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the quarterly period ending September 30, 1996

                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934




           For the transition period from __________ to __________.

                        Commission file number 0-24566

                           AVONDALE FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


           Delaware                                      36-3895923
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


20 North Clark Street, Chicago, Illinois                    60602
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:        (312) 782-6200
                                                    ----------------------------


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

                       YES:  XXX               NO:
                            _____                  _____


3,814,568 common shares of stock were outstanding as of November 12, 1996.

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                                   FORM 10-Q
                                   ---------

                              SEPTEMBER 30, 1996
                              ------------------


INDEX
-----

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed consolidated balance sheets at September 30, 1996,
            December 31, 1995 and September 30, 1995.....................      2

          Condensed consolidated statements of income for the three
            months and nine months ended September 30, 1996 and
            September 30, 1995............................................     3

          Condensed consolidated statements of stockholders' equity for the nine months ended September 30, 1996 and
            September 30 , 1995...........................................     4

          Condensed consolidated statements of cash flows for the nine
            months ended September 30, 1996 and September 30, 1995........   5-6

          Notes to condensed consolidated financial statements............   7-8

Item 2.   Management's discussion and analysis of financial condition
            and results of operations....................................   9-16

PART II.  OTHER INFORMATION

          Calculation of earnings per share..............................  17-18

          Signatures.....................................................     19

PART I - FINANCIAL INFORMATION
AVONDALE FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)                                                                 SEP 30, 1996   DEC 31, 1995     SEP 30, 1995
                                                                            ------------   ------------     ------------
ASSETS                                                                            (in thousands except per share data)
Cash and due from banks                                                         $  6,029       $  5,275         $  4,489
Interest-bearing deposits                                                          1,108          1,067            1,040
                                                                                ----------------------------------------
     Total cash and cash equivalents                                               7,137          6,342            5,529
Securities available-for-sale- At fair value (amortized cost
  Sep 30, 1996 - $37,212; Dec 31, 1995-$76,198; Sep 30, 1995 - $54,452)           37,113         77,879           56,012
Securities held-to-maturity -At amortized cost (fair value
  Sep 30, 1996 - $6,852; Dec 31, 1995-$6,732; Sep 30, 1995 - $8,642)               6,895          6,880            8,875
Mortgage-backed securities available-for-sale-At fair value (amortized cost
  Sep 30, 1996 - $169,640; Dec 31, 1995-$218,643; Sep 30, 1995 - $121,625)       170,626        219,121          121,112
Mortgage-backed securities held-to-maturity -At amortized cost (fair value
  Sep 30, 1996 - $61,383; Dec 31, 1995-$65,244; Sep 30, 1995 - $157,026)          61,813         64,734          156,560
Loans                                                                            308,749        221,927          207,486
Less: Allowance for loan loss                                                      4,516          3,460            3,456
                                                                                ----------------------------------------
     Loans, net                                                                  304,233        218,467          204,030

Federal Home Loan Bank stock - at cost                                             4,790          4,415            4,415
Office buildings and equipment, net                                                4,296          3,978            4,143
Other real estate owned, net                                                         502            837              785
Accrued interest receivable                                                        4,868          5,063            4,429
Prepaid expenses and other assets                                                  7,031            516              522
Deferred income tax                                                                3,536          2,305            2,616
Income taxes receivable                                                                -              -              735
                                                                                ----------------------------------------
          Total assets                                                          $612,840       $610,537         $569,763
                                                                                ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $314,018       $335,861         $341,215
Advances from Federal Home Loan Bank                                              90,804         78,303           78,303
Securities sold under agreements to repurchase                                   102,025         76,792           52,880
Other borrowings                                                                  29,000         41,500           20,000
Advance payments by borrowers for taxes and insurance                                283          1,455            2,404
Accrued interest payable                                                           1,153          1,054            1,075
Income taxes payable                                                                  67             35                -
Other liabilities                                                                 16,717          8,622            9,306
                                                                                ----------------------------------------
          Total liabilities                                                      554,067        543,622          505,183
                                                                                ----------------------------------------
Commitments and Contingencies
Common stock ($.01 par: 10,000,000 shares authorized, 3,814,568 shares
  issued and outstanding)                                                             44             44               42
Capital surplus                                                                   43,018         43,018           40,528
Retained earnings                                                                 28,199         26,815           25,908
Treasury stock (580,000 shares at cost)                                           (8,463)             -                -
Unrealized net gain (loss) on securities available-for-sale, net of tax of
  ($349) at Sep 30, 1996; $832 at Dec 31, 1995; and $406 at Sep 30, 1995            (550)         1,313              641
Common Stock acquired by ESOP                                                     (2,116)        (2,116)          (2,539)
Unearned portion of restricted stock awards                                       (1,359)        (2,159)               -
                                                                                ----------------------------------------
          Total stockholders' equity                                              58,773         66,915           64,580
                                                                                ----------------------------------------
          Total liabilities and stockholders' equity                            $612,840       $610,537         $569,763
                                                                                ========================================

AVONDALE FINANCIAL CORP.                                     FOR THE THREE MONTHS ENDED:       FOR THE NINE MONTHS ENDED:
CONSOLIDATED STATEMENTS OF INCOME                            SEP 30, 1996   SEP 30, 1995       SEP 30, 1996  SEP 30, 1995
                                                             ------------   ------------       ------------  ------------
(UNAUDITED)                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans                                                           $ 6,263        $ 4,520            $16,870       $12,830
  Securities                                                          791          1,418              3,297         3,581
  Mortgage-backed securities                                        3,965          4,949             13,111        12,728
  Other                                                               131            108                384           444
                                                                  -------        -------            -------       -------
Total interest income                                              11,150         10,995             33,662        29,583
INTEREST EXPENSE:
  Deposits                                                          3,528          4,033             10,863        11,643
  Advances from the Federal Home Loan Bank                          1,348          1,213              3,891         3,250
  Securities sold under agreements to repurchase                    1,156            849              3,162         1,773
  Other borrowings                                                    447            432              1,258           733
                                                                  -------        -------            -------       -------
Total interest expense                                              6,479          6,527             19,174        17,399
NET INTEREST INCOME                                                 4,671          4,468             14,488        12,184
Provision for loan losses                                             555            350              1,680           880
                                                                  -------        -------            -------       -------
Net interest income after provision for loan losses                 4,116          4,118             12,808        11,304
NONINTEREST INCOME:
  Net gains on trading activities                                      69              7                 69           225
  Net security gains                                                  872            261              1,967           705
  Net gains on sales of loans                                           -              3                  7             3
  Loan servicing income                                               129             37                245            96
  Fees for other customer services                                     90             70                262           205
  Other operating income                                              110             69                439           331
                                                                  -------        -------            -------       -------
Total noninterest income                                            1,270            447              2,989         1,565
NONINTEREST EXPENSE:
  Salaries and employee benefits                                    1,853          1,342              5,708         4,432
  Occupancy and equipment expenses, net                               401            464                874         1,392
  Federal deposit insurance premiums                                2,457            199              2,845           604
  Advertising and public relations                                     96             91                518           291
  Data processing                                                     345            240                952           663
  Real estate owned (income) expense, net                              57             11                (22)           (9)
  Legal and professional                                              119             90                390           292
  Other operating expenses                                            841            663              2,439         1,651
                                                                  -------        -------            -------       -------
Total noninterest expense                                           6,169          3,100             13,704         9,316

Income before income taxes                                           (783)         1,465              2,093         3,553
Income tax expense                                                   (290)           573                709         1,281
                                                                  -------        -------            -------       -------
NET INCOME                                                        $  (493)       $   892            $ 1,384       $ 2,272
                                                                  =======        =======            =======       =======

PER COMMON SHARE:
Earnings per common share                                         $ (0.14)       $  0.22            $  0.37           n/a
Weighted average common shares outstanding                      3,602,968      3,978,080          3,764,519           n/a




AVONDALE FINANCIAL CORP.                  FOR THE NINE MONTHS ENDED:
CONSOLIDATED STATEMENT OF CHANGES IN      SEP 30, 1996   SEP 30, 1995
 STOCKHOLDERS' EQUITY                     -------------  -------------
(UNAUDITED)                                      (In Thousands)


COMMON STOCK
Beginning of Period                       $         44    $         -
Issuance of Common Stock                             -             42
                                          ---------------------------
End of Period                                       44             42
                                          ---------------------------

CAPITAL SURPLUS
Beginning of period                             43,018              -
Issuance of common stock                             -         40,528
                                          ---------------------------
End of period                                   43,018         40,528
                                          ---------------------------

RETAINED EARNINGS
Beginning of period                             26,815         23,634
Net income                                       1,384          2,272
                                          ---------------------------
End of period                                   28,199         25,906
                                          ---------------------------

TREASURY STOCK
Beginning of period                                  -              -
Stock repurchased for treasury                  (8,463)             -
                                          ---------------------------
End of period                                   (8,463)             -
                                          ---------------------------

UNREALIZED NET GAIN (LOSS) ON SECURITIES
 AVAILABLE-FOR-SALE, NET OF TAX
Beginning of period                              1,313         (1,613)
Change in unrealized gain (loss) on             (1,863)         2,254
 securities available-for-sale, net of
 tax
                                          ---------------------------
End of period                                     (550)           641
                                          ---------------------------

COMMON STOCK ACQUIRED BY ESOP
Beginning of period                             (2,116)             -
Issuance of ESOP plan                                -         (2,539)
repayment of principal                               -              -
                                          ---------------------------
End of period                                   (2,116)        (2,539)
                                          ---------------------------

UNEARNED PORTION OF RESTRICTED STOCK
 AWARDS
Beginning of period                             (2,159)
Net amortization of unearned portion of            800
 restricted stock
                                          ---------------------------
End of period                                   (1,359)             -
                                          ---------------------------

TOTAL STOCKHOLDERS' EQUITY                $     58,773    $    64,578
                                          ===========================

AVONDALE FINANCIAL CORP.                                                                 FOR THE NINE MONTHS ENDED:
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   SEP 30, 1996   SEP 30, 1995
                                                                                        -------------  -------------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                              $   1,384      $   2,272
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation                                                                                738            769
    Amortization (accretion), net                                                            (3,321)         3,585
    Provision for loan losses                                                                 1,680            880
    Provision for deferred income taxes                                                         (49)          (208)
    Net gain (loss) on sales of securities available-for-sale                                 (2,036)          (766)
    Net gains on sales of other real estate owned                                              (202)           (61)
    Net changes in:
     Income taxes receivable                                                                      -          1,493
     Prepaid expenses and other assets                                                       (6,515)         3,325
     Accrued interest receivable                                                                195         (1,446)
     Income taxes payable                                                                        32              -
     Accrued interest payable                                                                    99           (178)
     Other liabilities                                                                        8,095         65,632
                                                                                        --------------------------
  Net cash flows provided by operating activities                                         $     100      $  75,297
                                                                                        --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities held-to-maturity                                         -            600
  Purchases of Federal Home Loan Bank stock                                                    (375)          (500)
  Proceeds from maturities of securities available-for-sale                                  19,700
  Proceeds from sales of securities available-for-sale                                       42,750         31,554
  Proceeds from sales of mortgage-backed securities available-for-sale                      176,440         81,243
  Purchases of securities  available-for-sale                                               (22,550)       (71,750)
  Purchases of mortgage-backed securities available-for-sale                               (148,960)      (146,479)
  Purchases of mortgage-backed securities held-to-maturity                                   (3,199)       (20,435)
  Principal collected on mortgage-backed securities held-to-maturity                          6,282         12,560
  Principal collected on mortgage-backed securities available-for-sale                       23,550         11,073
  Principal collected on securities available-for-sale                                          465              -
  Net increase in loans                                                                     (89,006)       (26,070)
  Proceeds from sales of other real estate owned                                              2,097            502
  Expenditures for office buildings and equipment                                            (1,056)          (563)
                                                                                        --------------------------
  Net cash flows provided by (used in) investing activities                               $   6,138      $(128,265)
                                                                                        --------------------------




AVONDALE FINANCIAL CORP.                  FOR THE NINE MONTHS ENDED:
CONSOLIDATED STATEMENTS OF CASH FLOWS     SEP 30, 1996   SEP 30, 1995
                                          ------------   ------------
                                                 (IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Stock conversion expenditures            $          -   $       (562)
 Net decrease in deposits                      (21,842)        (1,455)
 Net increase (decrease) in advance             (1,171)           384
   payments by borrowers for taxes and
    insurance
 Net increase  in securities sold               25,233         52,880
   under agreements to repurchase
 Net increase (decrease) in other              (12,500)        20,000
   borrowings
 Proceeds from Federal Home Loan Bank           62,500         25,000
   advances
 Repayment of Federal Home Loan Bank           (50,000)       (15,000)
   advances
 Unearned restricted stock                         800              -
 Purchase stock for treasury                    (8,463)
 Refund on excess stock subscriptions                -        (40,758)
                                          ---------------------------
 Net cash flows provided by (used in)
   financing activities                   $     (5,443)  $     40,489
                                          ---------------------------

INCREASE (DECREASE) IN CASH AND CASH               795        (12,479)
 EQUIVALENTS

CASH AND CASH EQUIVALENTS
  Beginning of period                            6,342         18,008
                                          ---------------------------
  Ending of period                        $      7,137   $      5,529
                                          ===========================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                           $     19,075   $     17,578
  Income taxes paid                                677              -

NON CASH FINANCING ACTIVITIES
  Transfer of deposits to equity                         $      9,784
  Transfer common stock subscription                           29,574
   liability to equity
  Reduction of prepaid conversion costs                        (1,200)
   and reduction of capital
  Transfer of other liabilities to                                 12
   capital
  Increase in prepaid expenses and                                423
   increase in capital for ESOP

See accompanying notes to Condensed
 Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Primary and fully diluted earnings per share are computed by dividing net income by average shares of common stock and common stock equivalents outstanding. The strike price of stock options outstanding is above the market price as of September 30, 1996 and therefore do not represent a dilutive effect. These options therefore are not included in the earnings per share calculation. As of September 30, 1995 there were no common stock equivalents outstanding.

NOTE 2 - REGULATORY CAPITAL

Pursuant to the Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA), savings institutions must meet three separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, (2) a core capital ratio of 3% core capital to adjusted total assets, and (3) a tangible capital requirement of 1.5% tangible core capital to adjusted total assets. The following table summarizes, as of September 30, 1996, Avondale Federal Savings Bank's (the "Bank") capital requirements under FIRREA and its actual capital ratios at that date:


                                                     Bank
                                       Capital      Actual
                                     Requirement   Capital
                                     -----------   -------
                     Risk-based         8.00%    17.89%
                     Core               3.00%     9.50%
                     Tangible           1.50%     9.50%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company was formed in June 1993 and became the holding company for Avondale upon consummation of the Conversion to stock form on April 3, 1995. The Company has conducted no business other than that directly related to the Bank. The Company's results of operations are primarily dependent upon the Bank's net interest income, which is the difference between interest income on its interest-earning assets such as loans and mortgage-backed or other securities, and interest paid on its interest-bearing liabilities, such as deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Company's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges and other fees. In the three and nine month periods ended September 30, 1996, substantial additional income was derived from securities gains in the continuing effort to manage the available-for-sale portfolio on a total return basis. Noninterest expenses includes salaries and employee benefits, real estate owned, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

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

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

     GENERAL. Total assets increased $2.3 million or 0.4% to $612.8 million as of September 30, 1996 from $610.5 million as of December 31, 1995. Although the balance sheet did not experience any material growth, there was a significant change in the mix of the Company's earning assets. Loans increased $86.8 million. These increases were offset by a $40.8 million decrease in securities available-for-sale and a $48.5 million decrease in mortgage-backed securities available-for-sale. The securities portfolio was substantially reduced in size to accommodate the growing loan portfolio. At the same time the Company was increasing both the credit quality and the liquidity of the investment portfolio. The Company continues to focus on the origination of equity lines of credit. The Company utilizes a credit scoring model, whereby the equity lines of credit are priced according to the credit scores of the customer, as well as the loan to real estate value percentage. The Company originated 3,889 home equity line of credit loans with lines of $116.6 million for the nine months ended September 30, 1996. It is the Company's intent to securitize and sell a significant portion of its home equity consumer loan portfolio during the fourth quarter of 1996. The Company had also originated a mobile home loan portfolio and private label credit card portfolio which totaled $21.5 million and $11.3 million, respectively, as of September 30, 1996. It is expected that the private label credit portfolio will continue to increase significantly during the next twelve-month period. Other assets grew $6.5 million from December 31, 1995 to September 30, 1996. This growth was primarily due to the receipt of prepaid dealer fees on the mobile home loan portfolio. These prepaid fees totaled $4.8 million as of September 30, 1996. Total liabilities increased $10.4 million from December 31, 1995 to September 30, 1996. Deposits decreased $21.8 million while other borrowings increased $25.2 million over this period of time. Approximately 40% of the deposit decline can be attributed to the Company's previous announcement of its intent to sell its Lake Forest Branch. Deposits at this branch have decreased $8.5 million from December 31, 1995, to September 30, 1996. The Company had initiated 2 stock buy-back programs in 1996. The Company had repurchased 580,000 shares $8.5 million of stock the first nine months of the year. The Company announced during the quarter its intent to repurchase an additional 10% of the Company stock in the open market during the next twelve months. The net unrealized gain (loss) on securities available-for-sale had decreased $1.2 million over the nine month period ended September 30, 1996 reflecting the general rise in interest rates. Therefore total stockholders' equity had decreased $8.1 million from December 31, 1995 to September 30, 1996 in spite of $1.4 million in net income for the nine month period ended September 30, 1996. As of September 30, 1996, book value per share was $16.31, an increase from December 31, 1995, book value of $15.23.



          COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1995.

GENERAL. The Company experienced a net loss of $493,000 for the quarter ended September 30, 1996, compared to a net income of $892,000 for the quarter ended September 30, 1995. The net loss for the third quarter ended September 30, 1996 is attributed to the one-time special assessment to recapitalize the federal depository insurance fund. This assessment totaled approximately $2.3 million or approximately $0.40 per share after-tax. The net loss per share for the quarter ended September 30, 1996 was $0.14, and the resulting year-to-date earnings per share of $0.37 for the nine month period ended September 30, 1996. Without the one-time assessment, quarterly and nine month after-tax earnings would have increased approximately 5.3% and 23.9%, respectively, from the previous year's comparable period. Net income for the quarter and nine month period would have been $0.26 and $0.75 per share, respectively, without the assessment. No per share comparison can be made as the Company became public in April, 1995. The Company's return on average assets was to (0.33)% for the quarter ended September 30, 1996 compared with 0.61% for the three months ended September 30, 1995. Without the one-time assessment, the Company's return on average assets would have been 0.63% for the quarter ended September 30, 1996.

For the nine months ended September 30, 1996, net income was $1.4 million compared to $2.3 million during the first three quarters of 1995. The Company's return on average assets was 0.31% for the nine months ended September 30, 1996 compared with 0.56% for the comparable period in 1995. Without the one-time special assessment the Company's return on average assets would have been 0.63% for the nine months ended September 30, 1996.

NET INTEREST INCOME.

Net interest income increased $203,000 or 4.5% to $4.7 million for the quarter ended September 30, 1996 from $4.5 million for the three months ended September 30, 1995 primarily due to the increase in average loans outstanding which have interest rates indexed with the prime lending rate and a like reduction in fixed-rate investment securities.

Since December 31, 1995, loans outstanding have increased 39.1% and since September 30, 1995, loans outstanding have increased 48.8 percent or $101.3 million. The increase in loans which replaced lower yielding securities is the reason for the increase in net interest income. The net interest margin for the quarter was 3.31% compared to 3.15% during the quarter ended September 30, 1995. On a year-to-date basis, the net interest margin was 3.38% compared to 3.13% for the nine months ended September 30, 1995.

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

                                        For the three months ended Sep 30, 1996     For the three months ended Sep 30, 1995
                                        -----------------------------------------------------------------------------------
                                          Average                    Yield/           Average                   Yield/
                                          Balance       Interest     Cost             Balance      Interest     Cost
                                        =========================================     ===================================
Assets:
Interest-earning assets:
  Loans receivable                          $   279,336    $  6,263          8.97 %   $  195,480      $  4,520       9.25 %
  Securities                                     52,147         922          7.07         76,525         1,526       7.98
  Mortgage-backed securities                    233,215       3,965          6.80        294,715         4,949       6.72
                                        ---------------------------                   ------------------------
     Total interest-earning assets              564,698      11,150          7.90        566,720        10,995       7.76
                                                        -----------                                -----------
  Non-interest-earning assets                    30,391                                   17,038
                                        ---------------                               ----------
                                            $   595,089                               $  583,758
                                        ===============                               ==========

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Deposits                                  $   310,521    $  3,528          4.54 %   $  335,373      $  4,033       4.81 %
  FHLB advances                                  90,803       1,348          5.94         84,217         1,213       5.76
 Securities sold under repurchase
  agreement                                      82,292       1,156          5.62         54,277           849       6.28
  Other borrowings                               33,363         447          5.36         29,417           432       5.87
                                        ---------------------------                   ----------
                                                516,979       6,479          5.01        503,284         6,527       5.19
Non-interest bearing deposits                     6,900                                    4,136
  Other liabilities                              11,627                                   12,510
                                        ---------------                               ----------
     Total liabilities                          535,506                                  519,930
  Stockholders' equity                           59,583                                   63,828
                                        ---------------                               ----------
     total liabilities and                     $595,089                               $  583,758
      stockholders' equity
                                        ===============                               ==========
Net interest income/Interest rate spread                      4,671          2.89 %                      4,468       2.57 %
                                                        =========================                  ======================
Net interest-earning assets/net
 interest margin                                 47,719                      3.31 %       63,436                     3.15 %
                                        ===============              ============                               =========

Ratio of interest-earning assets to
  interest-bearing liabilities                   109.23%                                  112.60%
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

                                                        Three months ended:
                                                          Sep 30, 1996
                                                      Vs Three months ended:
                                                          Sep  30, 1995
                                        ----------------------------------------
                                                      Increase (Decrease) Due to
                                        ----------------------------------------
                                          Volume            Rate          Net
                                          ------            ----          ---
Interest Income
  Loans                                 $  1,880      $     (137)    $     1,743
  Securities                                (431)           (173)           (604)
  Mortgage-backed securities              (1,046)             62            (984)
                                        ----------------------------------------
Total interest income                        403            (248)            155
                                        ----------------------------------------
Interest Expense
  Deposits                                  (282)           (223)           (505)
  Advances from the Federal Home
     Loan Bank                                98              37             135
  Securities sold under agreements to
    repurchase                               394             (87)            307
  Other borrowings                            53             (38)             15
                                        ----------------------------------------
Total interest expense                       263            (311)            (48)
                                        ----------------------------------------
Net interest income                     $    140      $       63     $       203
                                        ========================================

                                        For the nine months ended Sep 30, 1996   For the nine months ended Sep 30, 1995
                                        --------------------------------------   --------------------------------------
                                        Average                     Yield/       Average                  Yield/
                                        Balance       Interest      Cost         Balance      Interest    Cost
                                        ====================================     ======================================
Assets:
Interest-earning assets:
  Loans receivable                         $   249,505      $16,870     9.02 %   $  186,459    $    12,830        9.17 %
  Securities                                    64,840        3,681     7.57         71,449          4,025        7.51
  Mortgage-backed securities                   257,059       13,111     6.80        260,739         12,728        6.51
                                        ---------------------------              -------------------------
     Total interest-earning assets             571,404       33,662     7.85        518,647         29,583        7.61
                                                      -------------                        ---------------
  Non-interest-earning assets                   22,992                               17,966
                                        --------------                           ----------
                                           $   594,396                           $  536,613
                                        ==============                           ==========

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Deposits                                 $   318,969      $10,863    4.54 %    $  342,551    $    11,643        4.53 %
  FHLB advances                                 90,603        3,891    5.73          76,584          3,250        5.66
 Securities sold under repurchase               74,735        3,162    5.64          38,279          1,773        6.18
  agreement
  Other borrowings                              31,456        1,258    5.33          14,934            733        6.54
                                        ---------------------------              -------------------------

                                               515,763       19,174    4.96         472,348         17,399        4.91
Non-interest bearing deposits                    6,124                                4,052
  Other liabilities                             11,114                               10,911
                                        --------------                           ----------
     Total liabilities                     $   533,001                              487,311
  Stockholders' equity                          61,395                               49,302
                                        --------------                           ----------
     total liabilities and                    $594,396                           $  536,613
      stockholders' equity
                                        ==============                           ==========
Net interest income/Interest rate spread                     14,488    2.89 %                       12,184        2.69 %
                                                      =====================                ===========================
Net interest-earning assets/net                 55,641                 3.38 %        46,299                       3.13 %
 interest margin
                                        ==============              =======      ==========               ============

Ratio of interest-earning assets to
  interest-bearing liabilities                  110.79%                              109.80%
                                        ==============                           ==========



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

                                                          Nine months ended:
                                                           Sep  30, 1996
                                                         Vs Nine months ended:
                                                            Sep 30, 1995
                                        -----------------------------------------
                                                       Increase (Decrease) Due to
                                        -----------------------------------------
                                            Volume        Rate           Net
                                         ---------     ----------    ------------
Interest Income
  Loans                                  $   4,263     $     (223)   $      4,040
  Securities                                  (375)            31            (344)
  Mortgage-backed securities                  (188)           571             383
                                        -----------------------------------------
Total interest income                        3,700            379           4,079
                                        -----------------------------------------
Interest Expense
  Deposits                                    (803)            23            (780)
  Advances from the Federal Home
     Loan Bank                                 602             39             641
  Securities sold under agreements to
    repurchase                               1,542           (153)          1,389
  Other borrowings                             661           (136)            525
                                        -----------------------------------------
Total interest expense                       2,002           (227)          1,775
                                        -----------------------------------------
Net interest income                     $    1,698     $      606    $      2,304
                                        =========================================



Interest Income: Interest income increased $155,000 to $11.2 million in the three months ended September 30, 1996 from $11.0 million for the quarter ended September 30, 1995. This increase was primarily due to the change in the mix of interest-bearing assets. In spite of a decline in the average prime lending rate, income on loans increased $1.7 million, the result of the substantial increase in loan production. At the same time interest on securities decreased $604,000 and interest on mortgage-backed securities decreased $984,000. The Company has emphasized the origination of home equity lines of credit utilizing credit-scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of the loan to the appraised value of the property. The average securities portfolio and mortgage-backed security portfolio declined as the Company replaced securities with loans. For the nine months ended September 30, 1996, interest income increased 13.8% or $4.1 million to $33.7 million from $29.6 million when compared to the first nine months of 1995. Substantially all of this increase is attributable to the increased level of loans outstanding. Included in interest for the nine months ended September 30, 1996 was approximately $290,000 of accelerated accretion of discounts on callable securities that were called early in the year.

INTEREST EXPENSE. Interest expense decreased $48,000 for the three months ended September 30, 1996 as compared to the quarter ended September 30, 1996. Though the average interest bearing liabilities increased $13.7 million from $503.3 million for the three months ended September 30, 1995 to $517.0 million for the three months ended September 30, 1996; the volume increase was offset by a decrease in the average cost of interest-bearing liabilities of 0.18% from 5.19% for the three months ended September 30, 1995 to 5.01% for the same period ended September 30, 1996. The Company plans an asset securitization for the fourth quarter of 1996 and to further reduce its securities portfolio. Proceeds from these transactions will be used to fund its continued loan growth to further reduce other debt. Interest expense increased $1.8 million for the nine months ended September 30, 1996 as compared to the same period ended September 30, 1995. This increase is primarily due to an increase in average interest-bearing liabilities of $43.5 million from $472.3 million for the nine months ended September 30, 1995 to $515.8 million for the nine months ended September 30, 1996 as well as a slight increase in the cost of the Company's interest-bearing liabilities of 0.05% from the period ended September 30, 1995 to the nine months ended September 30, 1996. The Company utilized increased borrowings for the nine months ended September 30, 1996, as compared to the same period a year prior. Average borrowings increased $67.0 million from $129.8 million for the year-to-date period ended September 30, 1995 to $196.8 million for the nine months ended September 30, 1996. The increase was response to a decrease in the average deposits outstanding of $23.6 from $342.6 million for the period ended September 30, 1995 to $319.0 for the period ended September 30, 1996 and as a source to fund the significant loan growth.

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

The Company continues to provide for loan losses at a rate consistent with loan growth as opposed to actual losses. The provision for loan losses increased $205,000 to $555,000 for the three months ended September 30, 1996 from $350,000 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the provision for loan losses increased 90.9% to $1.7 million compared with $880,000 during the nine months ended September 30, 1995. The allowance for loan losses was $4.5 million as of September 30, 1996 compared to $3.5 million as of September 30, 1995, while non-performing loans were 1.24% of total loans as of September 30, 1996, as compared to 1.91% as of September 30, 1995. The allowance for loan loss as a percentage of loans outstanding decreased 0.21% from 1.67% as of September 30, 1995 to 1.46% as of September 30, 1996.

NON-INTEREST INCOME: Noninterest income increased $823,000 for the quarter ended September 30, 1996 when compared to the previous year. On a year-to-date basis, noninterest income increased $1.4 million to $3.0 million for the nine months ended September 30, 1996 from $1.6 million for the same period a year ago, due to substantial securities gains as a result of managing the available-for-sale portfolios. The Company had $2.0 million in securities gains for the nine months ended September 30, 1996, compared to net gains of $705,000 for the nine months ended September 30, 1995. Avondale manages its securities portfolio on a total return basis. The available-for-sale security portfolio of the Bank underwent significant change over the first nine months of 1996. As planned the securities portfolio was substantially reduced in size to accommodate the growing loan portfolio. At the same time the Company was increasing both the credit quality and the liquidity of the securities portfolio. Securities available-for-sale has decreased $40.8 million and mortgage-backed securities available-for-sale have decreased $48.5 million since December 31, 1995. Secondly, the composition of the portfolio changed to take advantage of favorable movements in certain sectors of the mortgage market and to position the portfolio for anticipated moves in interest rates. Given the total return objective, during the first nine months of the year, the total return of the available-for-sale portfolio was 6.4% compared with a benchmark return of a mix of one to three year corporate and government securities of 4.1%. Other than the security transactions, the most significant change in non-interest income was loan servicing income which increased $92,000 or 248.6% for the quarter and $149,000 or 155.2% for the nine month period, which was the result of the Company's focus on its consumer loan programs.

NON-INTEREST EXPENSE: Noninterest expenses increased $3.1 million or 99.0% to $6.2 million for the three months ended September 30, 1996 from $3.1 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, noninterest expenses increased $4.4 million to $13.7 million from $9.3 million for the nine months ended September 30, 1995. A large portion of the increase was related to a special assessment of the federal deposit insurance fund of $2.3 million. Salaries and employee benefits increased $1.3 million on a year-to-date basis and $511,000 for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995, primarily the result of a $800,000 year-to-date and $267,000 quarterly amortization of restricted stock awards granted in late 1995 and additional staff necessary to service the increase in loan accounts, a year-to-date increase of $289,000 and a quarterly increase of $105,000 in data processing expense connected with the conversion of the Company's data processing provider and ongoing data processing costs associated with servicing the private label credit services line of business, and increases in other operating expenses due to the increase of non-deferred loan origination costs relating to increased loan originations, including temporary personnel costs utilized during the conversion and period of rapid loan growth. For the nine months ending September 30, 1996, the Company's efficiency ratio was 78.4%. Without the effect of the special assessment of the federal deposit insurance fund the efficiency ratio would be 65.4% for the nine months ended September 30, 1996, compared to 67.8% for the nine months ended September 30, 1995.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased $863,000 for the three month period ended September 30, 1996 from the same period ended September 30, 1995. The respective income tax expense represented effective tax rates of 37.0% for the quarter ended September 30, 1996 and 39.11% for the three months ended September 30, 1995. For the nine months ended September 30, 1996 income taxes decreased $572,000 to $709,000. The effective tax rate for the nine month periods ending September 30, 1996 and 1995 were 33.9% and 36.1% respectively. The decrease in the effective tax rates is the result of the reduction of income from the special FDIC assessment which offsets sales of securities which were exempt from state income taxes, being replaced by other interest earning assets which are taxable for state tax purposes.

PART 11 - OTHER INFORMATION

The calculation of the Registrant's primary and fully diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):


     For the Three Months Ended Sept 30,1996:

     Primary
     ---------------------------------------
     Net loss                                   $ (493)

     Average common shares outstanding           3,603

     Common stock equivalent                         -
                                                -------

     Average primary shares outstanding          3,603

     Primary earning per share                  $(0.14)


     Fully diluted earnings per share
     ---------------------------------------

     Net income                                 $ (493)

     Average common shares outstanding           3,603

     Common stock equivalent                         -
                                                ------

     Average fully diluted shares outstanding    3,603

     Fully diluted earning per share            $(0.14)


     For the Nine Months Ended Sept 30, 1996:

     Primary
     ---------------------------------------

     Net income                                 $1,384

     Average common shares outstanding           3,765

     Common stock equivalent                         -
                                                ------

     Average primary shares outstanding          3,765

     Primary earning per share                  $ 0.37

     Fully diluted earnings per share
     ---------------------------------------

     Net income                                 $1,384

     Average common shares outstanding           3,765

     Common stock equivalent                         -
                                                ------

     Average fully diluted shares outstanding    3,765

     Fully diluted earning per share            $ 0.37

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 12th day of November, 1996.

AVONDALE FINANCIAL CORP.
            (Registrant)


                                         Robert S. Engelman, Jr.

                                         President and Chief Executive Officer

       /s/  Robert S. Engelman, Jr.      (Principal Executive Officer)
-----------------------------------------



                                         Howard A. Jaffe,

                                         Vice President

                                         and Chief Financial Officer

                                         (Principal Financial Officer and

       /s/  Howard A. Jaffe              Principal Executive Officer)
---------------------------------------