Form 10-K
period 1996-12-31
AVONDALE FINANCIAL CORP
filed 1997-03-27
CIK 908143

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER 0-24566

                           AVONDALE FINANCIAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE
        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  36-3895923
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

                20 NORTH CLARK STREET, CHICAGO, ILLINOIS 60602
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (312) 782-6200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES: XXX  NO:

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ^

  The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $62,100,000, as of March 18, 1997. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

  There were issued and outstanding 3,700,831 common shares of the Registrant's Common as of March 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  A portion of Part III is incorporated by reference from the Registrant's Proxy Statement dated March 31, 1997 for the Annual Meeting of Stockholders to be held May 9, 1997 pursuant to Regulation 14A.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I
 Item 1  Business....................................................       3
 Item 2  Properties..................................................      10
 Item 3  Legal Proceedings...........................................      11
 Item 4  Submission of Matters to a Vote of Security Holders.........      11
 PART II
         Market for Registrant's Common Stock and Related Stockholder
 Item 5  Matters.....................................................      11
 Item 6  Earnings Summary and Selected Financial Data................      12
         Management's Discussion and Analysis of Financial Condition
 Item 7  and Results of Operations...................................      13
 Item 8  Financial Statements and Supplementary Data.................      37
         Changes in and Disagreements with Accountants on Accounting
 Item 9  and Financial Disclosure....................................      68
 PART III
 Item 10 Directors and Executive Officers of the Registrant..........      68
 Item 11 Executive Compensation......................................      68
         Security Ownership of Certain Beneficial Owners and
 Item 12 Management..................................................      68
 Item 13 Certain Relationships and Related Transactions..............      68
 PART IV
         Exhibits, Financial Statement Schedules and Reports on Form
 Item 14 8-K.........................................................      68
         Signatures..................................................      71

                                    PART I

ITEM 1. BUSINESS

 General

  Avondale Financial Corp. (the "Company"), a Delaware corporation, was organized for the purpose of becoming the savings and loan holding company for Avondale Federal Savings Bank ("Avondale" or the "Bank"). The Company owns all of the outstanding stock of the Bank issued on April 3, 1995 in connection with the completion of the Bank's conversion from the mutual to stock form of organization (the "Conversion"). At December 31, 1996 the Company had approximately 1,800 shareholders of record, 3,525,288 shares of common stock outstanding and total consolidated assets of approximately $595.6 million.

 Services

  Avondale maintains three offices in the north and northwest areas in the city of Chicago, as well as one in downtown Chicago. In addition, there is one Chicago suburban office in Niles, Illinois. Avondale sold its Lake Forest branch in late 1996. Avondale currently emphasizes providing its retail deposit products and services to the neighborhoods surrounding offices. These services include checking, savings, NOW and money market deposit accounts. Automated Teller Machines (ATMs), which provide 24-hour banking services are installed at branch locations. Customers are also able to access their accounts at any time through Avondale's automated phone banking. Avondale has also offered its customers a debit card, which can be used anywhere MasterCard is accepted. The Bank established Avondale Community Development Corporation (the "Community Development Subsidiary" or "CDC"), to engage in community lending and equity investments to facilitate the construction and rehabilitation of housing in low and moderate neighborhoods in the Bank's market area. The Bank's lending products consist primarily of mortgages, including equity lines of credit, on owner-occupied and non-owner occupied and one to four family residences. The Bank has expanded its wholesale distribution channels through third party brokers and other financial institutions to offer equity lines of credit in thirty-two different states. To a lesser extent, Avondale also originates multi-family, commercial real estate, construction, development, and consumer loans, including mobile home loans. In 1996 the Bank launched Private Label Credit Services, through this business line the Bank provides private label credit cards to individual customers of manufacturers, wholesalers and/or retailers who want to use a proprietary credit card as a way to supplement their marketing efforts by offering the consumer unique, promotional credit card programs. The Bank also offers investment products and insurance through its wholly-owned subsidiary, Avondale Financial Services, Inc. ("AFS"). Revenues are principally derived from interest on loans, investment securities and fee income.

 Lending Activities

  General. The Company has emphasized the origination of ten year adjustable-rate equity lines of credit primarily secured by first and second liens on residential real estate. The Company has also focused on implementing a new business line consisting of private label credit cards originated through various manufacturers, wholesalers and/or retailers programs. Avondale had expanded its mobile home loan portfolio in the year ended December 31, 1996, however, expect the business to remain at current levels for the next year. The Company continues to offer mortgage loans consisting of one to four family residential fixed-rate mortgage and adjustable-rate mortgage ("ARM") loans and, to a lesser extent, multi-family loans, commercial real estate loans, construction or development loans and construction and other consumer loans.

  Equity Lines of Credit. During 1996, the Company continued to emphasize the origination of home equity lines of credit. Avondale primarily originates home equity lines of credit using independent brokers. The Company is able to utilize an automated delivery system in conjunction with credit scoring in originating these loans. This process allows the Company to make quick approval decisions in regions throughout the country. Avondale's client base has expanded to thirty two states in the year ended December 31, 1996. In November, 1996 the Company successfully completed its first securitization and sale of approximately $74.7 million of Home Equity Lines of Credit. The Company retained the servicing on the portfolio that was sold. As of December 31, 1996 equity lines of credit totaled $120.4 million or 36.9% of Avondale's gross loan portfolio.

Including the loans that were sold and continue to be managed by the Company, as of December 31, 1996 the home equity lines of credit under management totaled $194 million, or 48.6% of the total loan portfolio under management compared to $79.8 million or 36.3% as of December 31, 1995.

  The Company's equity lines of credit consist primarily of first, second and a few third mortgage liens on both owner-occupied and non-owner-occupied properties, which generally had interest tied to the prime rate, maturities between five to ten years and required interest-only monthly payments until maturity when the outstanding amount is due in full. At December 31, 1996, $90.9 million or 75.5%, of the Company's equity lines of credit were secured by second mortgage liens, $20.4 million or 17.0% were secured by first mortgage and $9.0 million or 7.5% were secured by third mortgages. In addition, $4.9 million of the equity lines of credit were secured by non-owner-occupied properties ($2.0 million by first mortgage liens and $652,000 by second mortgage liens). Prior to 1995 these equity lines of credit were generally underwritten so that the total commitment amount (including any unused portion of the equity line), when combined with the balance of the first mortgage loan, if any, did not exceed 80% of the appraised value of the property. Currently, these equity lines of credit are granted under credit-scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of the loan to the appraised value of the property. These equity lines of credit are written so that the total commitment amount (including any unused portion of the equity line), when combined with the balance of the first mortgage loan, if any, can be granted up to 100% of the appraised value of the property. For the year ended December 31, 1996 $191.4 million equity lines of credit were originated, which was 49.3% of total loans originated for the period. As of December 31, 1996, $58.4 million, or 49.5% of the equity lines of credit outstanding, have loan-to-value ratios of over 80%.

  One-to-Four Family Residential Real Estate Lending. The Company originates permanent loans, both fixed and adjustable rate, and a limited number of construction loans, secured by one-to-four family residences, which at December 31, 1996 totaled $101.1 million, or 31.0% of the Company's gross portfolio.

  At December 31, 1996, approximately $20.5 million, or 6.3%, of the Company's gross one-to-four family residential real estate loan portfolio, are ARMs tied to the prime rate of interest and have rate adjustment limitations. These loans have contractual maturities of 30 years, require interest-only payments for the first five years, then amortize ratably over the last 25 years of the loan.

  The Company also originates one-to-four family residential ARMs, which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the ARMs originated by the Company are subject to adjustment at one year intervals. The Company's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Company's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. Certain ARMs are convertible into fixed rate loans between the 13th and 60th months. The Company's ARMs do not contain prepayment penalties or produce negative amortization. At December 31, 1996, the total balance of one-to-four family one year ARMs was $34.6 million, or 10.6% of the Company's gross one-to-four family residential loan portfolio.

  The Company also originates a limited amount of fixed-rate residential mortgage loans. These loans generally are underwritten under guidelines allowing them to be sold in the secondary market.

  The Company originates residential mortgage loans with loan-to-value ratios up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, however, the Company generally requires private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the appraised value of the underlying collateral.

  Multi-Family and Commercial Real Estate Lending. The Company originates permanent loans secured by multi-family and commercial real estate. At December 31, 1996, the Company's multi-family and commercial real estate loan portfolio totaled $23.8 million, or 7.3% of the Company's gross loan portfolio. At December 31, 1996, there was no commercial real estate loan and 6 multi-family real estate loans with net book values above $500,000.

  Avondale's permanent multi-family and commercial real estate loan portfolio includes loans secured by apartments, retail and other business properties, the majority of which are located within the north and northwest, Chicago area. Multi-family properties are generally from 5 to 24 units. The Company generally originates multi-family and commercial real estate loans with loan-to-value ratios up to 80%.

  Construction or Development Lending. The Company has made a limited number of construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one to four family residences, the development of one to four family lots and commercial real estate. Included in this category are loans for the construction of three low and moderate income rental apartment buildings for senior citizens. Each of these loans represent approximately 10% of the project's total cost with the balance of the funds subsidized by various entities, including governmental bodies. At December 31, 1996, the Company had 4 construction loans outstanding with aggregate principal balance of $2.2 million, representing 0.7% of the Company's gross loan portfolio.

  Private Label Credit Services. During 1996 the Company implemented the Private Label Credit Services line of business. Avondale was able to capitalize on its ability to use credit scoring efficiently in giving third party merchants the ability to offer various programs in which they could offer a private label credit card through the Company with various rates based on the customer's individual credit score. Avondale also allows the merchant to run various marketing promotions whereby the customer may be allowed specific time frames where interest is not charged. At December 31, 1996 the Company had 26 different marketing plans based on deferred billing periods, credit scores and merchant. As of December 31, 1996 the private label credit services portfolio totaled $56.9 million or 17.5% of the Company's gross loan portfolio. At December 31, 1996 there are 128,000 Private Label Credit accounts open.

  Consumer Lending. During the fiscal year ended December 31, 1996 the Company continued originating mobile home loans through a third party broker. These loans are secured by the mobile home and are written so that collections of delinquent payments and loss risk are the responsibility of the broker. Avondale maintains the reserves on these loans at the Bank. As of December 31, 1996 the Company had $21.4 million of outstanding mobile home loans with reserves of $3.3 million. The Company originates a limited amount of consumer loans secured by deposit accounts. At December 31, 1996 the Company had $59,000 of outstanding consumer loans secured by deposit accounts.

 Foreign Operations

  The Company does not engage in any operations in foreign countries.

 Employees

  At December 31, 1996, the Company and its subsidiary had a total of 153 employees, including 14 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

 Competition

  The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate. Other savings institutions, commercial banks and credit unions provide vigorous competition in consumer lending and deposit gathering. Avondale also competes with money funds and other non-banking organizations for deposit funds. Avondale's share of the deposit market in Cook and Lake Counties, Illinois is less than 1%.

 Supervision and Regulation

  General. The Company is subject to broad federal regulation and oversight extending to all its operations. Avondale is a member of the Federal Home Loan Bank ("FHLB") of Chicago and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the Savings Association Insurance Fund (the "SAIF") and the deposits of Avondale are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

  Federal Regulation of Savings Association. The Office of Thrift Supervision ("OTS") has extensive authority over the operations of savings associations. As part of this authority, Avondale is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular safety and soundness OTS examination of the Company and the Bank was as of January 6, 1997. In addition, the OTS conducts examinations to review compliance with the Community Reinvestment Act ("CRA").

  The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.

  The OTS also has extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, the investment, lending and branching authority of Avondale is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations.

  The Bank's legal lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, Avondale's lending limit under this restriction was $9.5 million. The Bank is in compliance with its legal lending limit.

  The OTS, as well as the other federal banking agencies, have adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to the final form of the proposed regulations and no prediction can be made as to the effect of such regulations on the Bank.

  Insurance of Accounts and Regulation by the FDIC. Avondale is a member of the SAIF, which is administered by the FDIC. The FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

  The FDIC's deposit insurance premiums are based upon a risk-based deposit insurance assessment system. Under the system, all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. The Bank is a Tier 1 organization.

  The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

  The FDIC Board of Directors voted in October, 1996 to issue a final rule imposing a special assessment of approximately 65.7 basis points to the SAIF insured institutions. In November, 1996 this assessment was imposed to capitalize the SAIF at its target Designed Reserve Ratio (DRR) of 1.25% of insured deposits. This assessment was applied against SAIF assessable deposits held by institutions as of March 31, 1995. The assessment paid by the Company amounted to $2.3 million. With the SAIF now capitalized at the target DRR by the special assessment, the FDIC is currently required to set assessment rates so as to maintain the target DRR. The SAIF rate schedule should lower overall rates on assessments paid to SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The proposed rule should establish a SAIF rate schedule of between 0 and 27 basis points. As of January, 1997 the Financing Corporation charge on SAIF assessable deposits is estimated to be approximately 6.4 basis points.

  Regulatory Capital Requirements. Federally insured savings associations, such as Avondale, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1996, Avondale had tangible capital of $58.9 million, or 9.9% of adjusted total assets, which is $50.0 million above the minimum leverage ratio requirement of 1.5% in effect on that date.

  The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. At December 31, 1996, Avondale had risk-based capital of $63.1 million and risk-weighted assets of $335.0 million; or capital of 19.0% of risk-weighted assets.

  The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is based upon the present value of expected cash flows from balance sheet assets, and liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital.

  The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements.

  Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

  The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

  Generally Tier 1 associations, such as Avondale, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of the association's net income for the most recent four quarter period. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. Avondale has not been notified of a need for more than normal supervision.

  Tier 1 associations proposing to make a capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank is also required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

  Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). On December 19, 1991, FDICIA was enacted into law. FDICIA contains, among other things: (i) truth-in-savings legislation that requires financial institutions to disclose terms, conditions, fees and yields on deposit accounts in a uniform manner; (ii) provisions that impose audit requirements and expand the role of the independent auditor; (iii) provisions that require regulatory agencies to examine financial institutions more frequently than was required in the past; (iv) provisions that require the expedited resolution of undercapitalized financial institutions; (v) provisions that require regulatory agencies to develop a method for financial institutions to provide information concerning the estimated fair market value of assets and liabilities as supplemental disclosures to the financial statements filed with the regulatory agencies; (vi) provisions that require the regulatory agencies to adopt regulations that facilitate cross-industry transactions, and provide for the acquisition of banks by thrift institutions.

  FDICIA provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," or "undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth, and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

  Truth-In-Savings Act. FDICIA requires the Federal Reserve Board to adopt regulations implementing the Truth-in-Savings regulations. The Federal Reserve Board's Truth-in-Savings regulations took effect on June 21, 1993, and contain, as key elements: (i) a requirement that institutions disclose yields, fees, penalties and costs for all interest-bearing accounts; (ii) a requirement that institutions use the term "annual percentage yield" in advertisements; (iii) a requirement that institutions provide 30 days notice prior to reducing rates on most accounts; and (iv) a requirement that interest be paid on entire balances rather than investable funds.

  Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the

CRA. The CRA requires the OTS to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Federal law requires public disclosure of an institution's CRA rating and that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered description rating system.

  The CRA and implementing regulations require that the federal banking regulators take into account a financial institution's record and performance under the CRA in determining whether to grant approval of applications for, among other things, branches and other deposit facilities, mergers and holding company acquisitions. An applicant's performance under the CRA may be the basis for the regulators to deny such applications.

  Liquidity. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

  In addition, short-term liquid assets (e.g. cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, Avondale was in compliance with both requirements, with an overall liquid asset ratio of 10.9%.

  Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Avondale is in compliance with these amended rules.

  Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. Such investments primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its effectiveness.

  Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Avondale include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

  Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

  Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

  As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Avondale or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

  Federal Securities Law. The Common Stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

  Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, Avondale was in compliance with these reserve requirements.

  Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

  Federal Home Loan Bank System. Avondale is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

  As a member of the FHLB of Chicago, Avondale is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1996, the Bank had $4.8 million in FHLB stock which was in compliance with this requirement.

Government Monetary Policies and Economic Controls

  The earnings and growth of the savings and loan industry are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of financial institution credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member institutions deposits and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of loans, investments and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of savings banks in the past and are expected to continue to have such an effect in the future.

  In view of changing conditions in the national economy and in the money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand, or their effect on the business and earnings of the Company.

ITEM 2. PROPERTIES

  The Company conducts its business at its main office and four other retail branch locations in its primary market area. All of the branches have ATM's. The Company also has a loan production and servicing office. The following table sets forth information relating to each of the Company's offices as of December 31, 1996. The total net book value of Avondale's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1996 was $3.9 million.

MAIN OFFICE:
------------
20 North Clark Street
Chicago, Illinois
BRANCH OFFICES:
---------------
2965 North Milwaukee Avenue  6033 N. Sheridan Road
Chicago, Illinois            Chicago, Illinois
7557 West Oakton             8300 W. Belmont Avenue
Niles, Illinois              Chicago, Illinois
LOAN PRODUCTION AND
SERVICING OFFICE:
-------------------
800 Roosevelt Road
Glen Ellyn, Illinois

  The Company has signed a contract to lease the office space at 900 Frontage Road, Woodridge, Illinois as a loan servicing and production office.

  The Company maintains the depositor and borrower customer records, as well as the Company's general ledger, with an outside service bureau. The net book value of the Company's data processing and computer equipment at December 31, 1996 was $1.2 million.

ITEM 3. LEGAL PROCEEDINGS

  The Company, the Bank and its subsidiaries are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, the Bank or its subsidiaries in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The Common Stock is traded on the Nasdaq National Market under the symbol "AVND." The approximate number of shareholders of record of Common Stock as of December 31, 1996 was 1,400. Certain of the Company's shares are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known. As of December 31, 1996 there were 3,525,288 shares of Common Stock outstanding.

                              MARKET INFORMATION

                                                                  MARKET PRICE
                                                                      RANGE
                                                                  -------------
1996                                    DIVIDENDS PAID BOOK VALUE  HIGH   LOW
----                                    -------------- ---------- ------ ------
Quarter ended December 31..............      $ --        $17.22   $17.38 $14.25
Quarter ended September 30.............        --         16.31    14.63  12.50
Quarter ended June 30..................        --         16.33    14.50  12.75
Quarter ended March 31.................        --         16.21    15.25  14.00
1995
----
Quarter ended December 31..............        --         16.00    15.25  14.00
Quarter ended September 30.............        --         16.23    15.25  12.88
Quarter ended June 30..................        --         16.04    13.13  11.25

ITEM 6. EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

  The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated (in thousands). The information is derived in part from and should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                            SELECTED FINANCIAL DATA

                                       FOR THE NINE
                            FOR THE    MONTHS ENDED    FOR THE       FOR THE       FOR THE
                          YEAR ENDED     DEC. 31,    YEAR ENDED    YEAR ENDED    YEAR ENDED
                         DEC. 31, 1996     1995     MAR. 31, 1995 MAR. 31, 1994 MAR. 31, 1993
                         ------------- ------------ ------------- ------------- -------------
Income Statement Data:
Interest income.........    $45,881      $32,238       $32,745       $32,802       $38,216
Interest expense........     25,917       18,941        17,832        16,967        23,964
                            -------      -------       -------       -------       -------
  Net interest income...     19,964       13,297        14,913        15,835        14,252
Provision for loan
 losses.................      4,293        1,150           610         1,200           932
                            -------      -------       -------       -------       -------
  Net interest income
   after provision
   for loan losses......     15,671       12,147        14,303        14,635        13,320
Noninterest income......     10,403        1,637        (5,176)        1,052         1,272
Noninterest expense.....     19,506        9,223        11,443        11,060        21,225
                            -------      -------       -------       -------       -------
Income before income
 taxes,
 extraordinary item and
 cumulative
 effect of accounting
 change.................      6,568        4,561        (2,316)        4,627        (6,633)
Provision (benefit) for
 income taxes...........      2,352        1,784          (896)        1,840        (2,642)
Extraordinary item, net
 of tax.................        --           --            --           (242)          --
Cumulative effect of
 accounting change,
 net of tax.............        --           --            --            162           --
                            -------      -------       -------       -------       -------
Net income (loss).......    $ 4,216      $ 2,777       $(1,420)      $ 2,707       $(3,991)
                            =======      =======       =======       =======       =======

                         DEC. 31, 1996 DEC. 31, 1995 MAR. 31, 1995 MAR. 31, 1994 MAR. 31, 1993
                         ------------- ------------- ------------- ------------- -------------
BALANCE SHEET DATA:
Cash and cash
 equivalents............   $  9,074      $  6,342      $ 35,642      $  4,691      $  7,297
Securities available-
 for-sale...............     35,901        77,879        54,068           --            --
Securities held-to-
 maturity...............      6,498         6,880        10,364        14,003        16,507
Mortgage-backed
 securities available-
 for sale...............    136,418       219,121        73,600       136,172           --
Mortgage-backed
 securities
 held-to-maturity.......     61,438        64,734       165,719       119,681       241,849
Loans, net..............    317,300       218,467       181,349       183,399       235,657
Federal Home Loan Bank
 stock..................      4,790         4,415         3,915         3,915         3,531
All other assets........     24,152        12,699        15,046        13,106        13,471
                           --------      --------      --------      --------      --------
Total assets............   $595,571      $610,537      $539,703      $474,967      $518,312
                           ========      ========      ========      ========      ========
Deposits................   $330,655      $335,861      $347,096      $362,174      $414,197
FHLB advances...........     90,803        78,303        63,303        63,303        57,500
Securities sold under
 repurchase
 agreements.............     69,146        76,792        21,398         9,298         9,725
Other borrowings........     32,000        41,500           --          3,000           --
All other liabilities...     12,078        11,166        84,336        13,258        14,139
Stockholders' equity....     60,889        66,915        23,570        23,934        22,751
                           --------      --------      --------      --------      --------
Total liabilities and
 stockholders' equity...   $595,571      $610,537      $539,703      $474,967      $518,312
                           ========      ========      ========      ========      ========

                         AT OR FOR THE AT OR FOR THE AT OR FOR THE AT OR FOR THE AT OR FOR THE
                             YEAR       NINE MONTHS      YEAR          YEAR          YEAR
                             ENDED         ENDED         ENDED         ENDED         ENDED
                         DEC. 31, 1996 DEC. 31, 1995 MAR. 31, 1995 MAR. 31, 1994 MAR. 31, 1993
                         ------------- ------------- ------------- ------------- -------------
SELECTED FINANCIAL
 RATIOS: (4)
Performance Ratios:
  Return on average
   assets (1),(2).......      0.71%         0.65%        (0.29)%        0.53%        (0.72)%
  Return on average
   equity (1),(2).......      6.87          5.86         (6.22)         1.18        (14.69)
  Net interest rate
   spread...............      3.00          2.62          2.99          3.02          2.48
  Net interest margin...      3.48          3.19          3.20          3.23          2.66
  Efficiency ratio (1),
   (2)..................     64.24         61.76        117.52         65.49        136.72
  Other expense to
   average assets.......      3.27          2.15          2.36          2.18          3.84
  Average interest-
   earning assets to
   average interest-
   bearing liabilities..    110.77        112.66        105.47        106.07        104.00
  Net interest income to
   other expense........    102.35        144.17        130.32        143.17         67.15
Asset Quality Ratios:
  Non-performing loans
   to total loans.......      1.63%         1.98%         2.23%         2.59%         2.78%
  Non-performing assets
   to total assets......      0.93          0.86          0.82          1.07          1.47
  Allowance for loan
   losses to total
   loans................      2.22          1.56          1.52          1.51          0.72
  Allowance for loan
   losses to non-
   performing loans.....    136.15         78.85         67.93         57.95         25.77
Capital Ratios:
  Average equity to
   average assets.......     10.28%        11.02%         4.71%         4.78%         4.92%
  Equity to total
   assets...............     10.22         10.96          4.37          5.07          4.39
  Tangible and Core
   capital (3)..........      9.90          9.82          4.45          5.05          4.39
  Risk-based capital
   (3)..................     18.99         23.29         13.21         13.78         10.41

--------
(1) The decrease in other income for the year ended March 31, 1995 was due primarily to net losses on securities available for sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Fiscal Years Ended December 31, 1995 and March 31, 1995--Noninterest Income."
(2) Noninterest expense for the fiscal year ended March 31, 1993 includes a provision for restructuring costs in the amount of $8.5 million recorded in the fourth quarter.
(3) Included effects of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at March 31, 1994. Effective November 28, 1994, the OTS no longer requires savings associations to include unrealized gains and losses on available-for-sale securities in regulatory capital.
(4) Performance ratios have been annualized for the nine month period ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

  The following is a discussion and analysis of the Avondale Financial Corp.'s financial position and results of operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company became the holding company for Avondale Federal Savings Bank as of April 3, 1995. The conversion whereby the Bank converted from a Federally chartered mutual savings bank to a Federally chartered stock savings bank, and the establishment of the Holding Company (the "Conversion") were accounted for in a manner similar to a pooling of interests, and as a result the Company's financial statements include the consolidated amounts of the Bank. 1996 marks the Company's first full year as a public company. It is also a year where the Company continued it's focus on growing the consumer loan portfolio driven by the use of technology to efficiently obtain customers in conjunction with third party partnerships.

  The Company's results of operations are dependent upon its net interest income, which is the difference between interest income on its interest-earnings assets and interest expense on its interest-bearing liabilities. The Company's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income has consisted primarily of service charges and other fees. In the year ending 1996 the Company had reached the volume of new loan origination that allowed the Company to complete its first securitization and sale of loans, bringing with it the additional noninterest income associated with this gain. The Company also benefited from security gains as the Company continues to change its mix of interest-earning assets from securities to higher yielding loans. The Company further benefited from a gain on the sale of its branch in Lake Forest, Illinois. The income from the sale of the Lake Forest branch was partially offset by the expense of a one time FDIC assessment charged. Other noninterest expense includes salaries and employee benefits, real estate operations, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

  The operating results of the Company are also affected by general economic conditions, the monetary and fiscal policies of federal agencies and the policies of agencies that regulate financial institutions. Avondale's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand and the availability of funds for lending activities.

  On May 1, 1995, the Board of Directors of the Company resolved to change the Company's fiscal year end to December 31 from March 31; therefore the period ended December 31, 1995 is for nine months.

             TABLE 1--AVERAGE BALANCES, INTEREST RATES AND YIELDS
                                (IN THOUSANDS)

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

                             FOR THE YEAR ENDED     FOR THE NINE MONTHS ENDED     FOR THE YEAR ENDED:
                                 31-DEC-96                  31-DEC-95                  31-MAR-95
                          ------------------------- --------------------------- -------------------------
                          AVERAGE    ANNUAL  YIELD/ AVERAGE   NINE MONTH YIELD/ AVERAGE    ANNUAL  YIELD/
                          BALANCE   INTEREST  COST  BALANCE    INTEREST   COST  BALANCE   INTEREST  COST
                          --------  -------- ------ --------  ---------- ------ --------  -------- ------
ASSETS:
Interest earning assets:
 Loans..................  $265,803  $24,842   9.35% $196,077   $13,536    9.20% $179,909  $15,272   8.49%
 Securities available-
  for-sale..............    48,376    3,522   7.28    63,033     3,839    8.12    17,758    1,212   6.83
 Securities held-to-
  maturity..............    12,885      995   7.72    15,146       721    6.35    19,324    1,234   6.39
 Mortgage-backed
  securities available-
  for-sale..............   182,713   11,982   6.56   120,975     6,303    6.95   108,551    6,922   6.38
 Mortgage-backed
  securities held-to-
  maturity..............    63,208    4,540   7.18   160,375     7,839    6.52   141,135    8,105   5.74
                          --------  -------         --------   -------          --------  -------
  Total interest-earning
   assets...............   572,985   45,881   8.01   555,606    32,238    7.74   466,677   32,745   7.02
                                    -------                    -------                    -------
Non-interest-earning
 assets.................    23,761                    17,555                      18,219
                          --------                  --------                    --------
  Total assets..........  $596,746                  $573,161                    $484,896
                          ========                  ========                    ========
LIABILITIES AND RETAINED
 EARNINGS:
Interest-bearing
 liabilities:
 Deposits:
 NOW accounts...........  $  8,618      189   2.19  $ 10,090       142    1.88  $  7,244      199   2.75
 Money market accounts..    65,769    2,554   3.88    80,303     2,713    4.50    89,933    3,454   3.84
 Passbook and statement
  savings...............    69,146    2,135   3.09    65,690     1,450    2.94    75,447    2,146   2.84
 Certificate accounts...   173,398    9,717   5.60   177,595     7,576    5.69   175,447    7,461   4.25
                          --------  -------         --------   -------          --------  -------
  Total deposits........   316,931   14,595   4.61   333,678    11,881    4.75   348,071   13,260   3.81
 Advances from Federal
  Home Loan Bank........    90,653    5,236   5.78    80,885     3,470    5.72    66,701    3,271   4.90
 Securities sold under
  repurchase
  agreements............    80,558    4,541   5.64    56,303     2,587    6.13    13,644      676   4.95
 Other borrowings.......    29,131    1,545   5.30    22,301     1,003    6.00    14,057      625   4.45
                          --------  -------         --------   -------          --------  -------
  Total interest-bearing
   liabilities..........   517,273   25,917   5.01   493,167    18,941    5.12   442,473   17,832   4.03
                          --------  -------                    -------                    -------
Non-interest bearing
 deposits...............     6,545                     4,224                       6,845
Other liabilities.......    11,601                    12,633                      12,760
                          --------                  --------                    --------
  Total liabilities.....   535,419                   510,024                     462,078
Stockholders' Equity....    61,327                    63,137                      22,818
                          --------                  --------                    --------
  Total liabilities and
   stockholders' equity.  $596,746                  $573,161                    $484,896
                          ========                  ========                    ========
Net interest
 income/Interest rate
 spread.................            $19,964   3.00%            $13,297    2.62%           $14,913   2.99%
                                    =======   ====             =======    ====            =======   ====
Net interest-earning
 assets/net interest
 margin.................  $ 55,712            3.48% $ 62,439              3.19% $ 24,204            3.20%
                          ========            ====  ========              ====  ========            ====
Ratio of interest-
 earning assets to
 interest bearing
 liabilities............    110.77%                   112.66%                     105.47%
                          ========                  ========                    ========

Net Interest Income

  Net Interest Income. Table 1 shows a comparison of net interest income and average volumes, together with effective yields earned and rates paid on such funds. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investments, and interest expense on average interest-bearing liabilities, such as deposits and other borrowings. The results shown reflect the excess of interest earned on assets over the interest paid for funds.

  Net interest income is the primary source of revenue for the Company. It comprised 71.4% of the Company's total revenues for the year ended December 31, 1996, 89.04% of the Company's total revenues in the nine month year ended December 31, 1995 and 153.2% in the year ended March 31, 1995. The reason that net interest income exceeded 100% of total revenues in the year ended March 31, 1995 was due to realizing a net loss on securities available-for-sale of $6.5 million.

  Net interest income increased $6.6 million from the nine months ended December 31, 1995 to the year ended December 31, 1996. Taking out the effect of the shortened year ended December 31, 1995 net interest income rose $2.2 million. The primary reason for the increase was due to a change in mix from lower yielding securities to higher yielding loans. Overall securities had a negative volume variance of $4.2 million while loans had a positive volume variance of $6.5 million from the period ended December 31, 1995 to the year ended December 31, 1996.

  Several other factors affect net interest income. An important factor is the average earning assets, compared to the average costing liabilities. For the twelve months ended December 31, 1996 this ratio was 110.8%, compared to the nine month period ended December 31, 1995 when this ratio was 112.7%, and 105.5% for the fiscal years ended March 31, 1995. The 1.9% decrease from the period ended December 31 1995 to the year ended December 31, 1996 was mainly due to Company stock repurchase programs, the 7.2% increase from the year ended March 31, 1995 to the period ended December 31, 1995 was mainly due to the influx of capital from the Conversion in April 1995. The net interest income for the shortened fiscal year ended December 31, 1995 was $13.3 million. Annualized net interest income would be $17.7 million, compared to $20.0 million for the 12 months ended December 31, 1996; or an annualized increase of $2.2 million, or 12.6%.

  Along with an increase in annualized net interest income of $2.2 million, the net interest spread increased 38 basis points from 2.6% for the nine month year ended December 31, 1995 to 3.0% for the year ended December 31, 1996. The main reason for the increase in spread was a change in asset mix on the balance sheet due to the Company's ability to originate consumer loans. In April 1995 the Company initially used the funds received through the Conversion to purchase securities. The Company has continued to change the allocation mix since then. Although the Company securitized and sold $74.8 million in home equity lines of credit in November, 1996 the average loan volume increased $69.7 million, loans increased as a percentage of total interest earning assets from 35.3% of total interest earning assets for the period ended December 31, 1995 to 46.4% for the year ended December 31, 1996. This increase was partially offset as lower costing interest-bearing deposits decreased $16.7 million from 67.7% of the interest-bearing liabilities for the nine month period ended December 31, 1995, to 61.3% for the twelve month period ended December 31, 1996. This decrease was mainly due to the sale of $11.9 million of deposits from the Company's branch in Lake Forest, Illinois, although a portion of the decrease could be attributable to persons looking for other forms of investments for their savings. The majority of the decrease was from money market accounts of $14.5 million. During this year the Company had marketed their non-interest bearing checking accounts. For the year ended December 31, 1996 the non-interest bearing checking accounts averaged $6.5 million which is a $2.3 million increase for the average balance outstanding for the nine months ended December 31, 1995. While deposit accounts decreased, average borrowings increased $40.8 million for the year ended December 31, 1996 from the nine month fiscal year ended December 31, 1995. This increase in borrowings was partially due to the decrease in deposits and partially a result of decreased stockholders equity due to stock repurchases by the Company.

  The Company has focused its loan origination efforts in closing higher yielding home equity line of credit loans tied to the prime rate. Though interest rates have decreased in general from the period ended December

31, 1995 to the year ended December 31, 1996 loan rates have increased. The average prime rate for the year ended December 31, 1996 was 8.3% compared to the nine month period ended December 31, 1995 when the average prime rate was 8.8%. The average outstanding loans receivable increased $69.7 million from the nine month fiscal year ended December 1995 to the twelve month period ended December 1996. The average yield on the outstanding loans increased 0.2% over the same period of time. Conversely, the average balance of lower yielding investments decreased $52.3 for the year ended December 31, 1996 from the nine months ended December 31, 1995. The yield on investments decreased 10 basis points from 6.9% for the nine months ended December 31, 1995 to 6.8% for the year ended December 31, 1996.

  Average borrowings have increased significantly from $159.5 million the shortened year ended December 31, 1995 to $200.3 million for the fiscal year ended December 31, 1996; as the total average assets increased from $573.2 million to $596.7 million for the same time periods. In the decreasing rate environment, rates on borrowings decreased from 5.9% for the nine month period ended December 31, 1995 to 5.7% for the year ended December 31, 1996.

  Net interest income decreased $1.6 million to $13.3 million in the nine month fiscal year ended December 31, 1995 from $14.9 million in the fiscal year ended March 31, 1995. Annualizing the shortened year income this would have resulted in an increase of $2.8 million. Though there was an increase in annualized net interest income of $2.8 million, the net interest spread decreased 37 basis points from 2.0% for the year ended March 31, 1995 to 2.6% for the year ended December 31, 1995. The main reason for the decrease in spread was a change in mix on both sides of the balance sheet due to the Conversion. Although average loan volume increased $16.2 million, loans decreased as a percentage of total interest earning assets from 38.6% of total interest earning assets for the period ended March 31, 1995 to 35.3% for the nine months ended December 31, 1995. The reason for the change in mix was that the initial funds received at the Conversion were invested in lower yielding securities. This mix changes in the fiscal year ended 1996, as loans are originated in excess of repayments, loans become a larger portion of the interest earning assets. At the same time lower costing deposits decreased from 78.7% of the interest-bearing liabilities for the twelve month period ended March 31, 1995 to 67.7% for the nine month period ended December 31, 1995. Since the Company initially offered its stock to depositors of the Bank, many such depositors used their funds on deposit to pay for their stock purchases. The Company average interest-bearing deposits decreased by $14.4 million from the year ended March 31, 1995 to the nine months ended December 31, 1995. The majority of the decrease was from passbook and statement savings accounts of $9.8 million and money market accounts of $9.6 million. Average NOW accounts have increased over this period of time by $2.8 million, and certificates of deposits increased $2.1 million. While deposit accounts decreased, average borrowings increased $65.1 million for the nine month year ended December 31, 1995 from the fiscal year ended March 31, 1995.

  Many factors beyond Management's control can have a significant impact on changes in net interest income from one period to another. Examples of such factors are: (1) credit demands by customers; (2) fiscal and debt management policy of federal and state governments; (3) monetary policy of the Federal Reserve Board; and (4) changes in regulations.

  Interest Income. Interest income increased $13.6 million to $45.9 million in the twelve months ended December 31, 1996 from $32.2 million in the shortened year ended December 31, 1995. The effect of a shortened year end was a increase of $2.9 million. The increase in income was the effect of both increases in volume and rate increases. Average interest-earning assets increased $17.4 million from $555.6 million for the nine months ended December 31, 1995 to $573.0 million for the period ended December 31, 1996. The average yield on interest-earning assets increased to 8.0% in the year ended December 31, 1996 from 7.7% in the shortened fiscal year ended 1995. Interest income from loans receivable increased $11.3 million to $24.8 million in the period ended December 1996 from $13.5 million in December 1995. Of this increase $4.5 million was the result of a shortened year. Average loans outstanding increased $69.7 million as a result of loan originations exceeding loan repayments. The average yield on loans outstanding increased from 9.20% in fiscal year ended December 1995 to 9.4% in year ended December 31, 1996 due to a change in the mix of loans to higher yielding equity lines of credit and private label loans. Interest income from securities decreased $43,000 from $4.6 million for the shortened year ended December 31, 1995 to $4.5 million for the period ended December 31, 1996. Though there was an increase of $1.5 million from the shortened year end, the average securities outstanding decreased $16.9 million with a decrease in average yield of 0.4%. Interest income from mortgage-backed securities increased $2.4 million in the year ended December 31, 1996 compared to shortened fiscal year ended December 31, 1995, of which $4.7 million was due to a shortened year end. While volumes decreased for the period, interest rates remained fairly flat. There was a $35.4 million decrease in the average outstanding balance of such mortgage-backed securities and an increased yield of 0.02% from the shortened fiscal year ended December 1995 compared to fiscal year ended December 31, 1996.

  Interest income decreased $507,000 to $32.2 million in the nine months ended December 31, 1995 from $32.7 million in the fiscal year ended March 31, 1995. The effect of a shortened year end was a decrease of $10.7 million. The decrease in income from the shortened year was offset by increases in both volume and rate for the fiscal year ended December 31, 1995 from the period ended March 31, 1995. Average interest-earning assets increased $88.9 million from $466.7 million for the year ended March 31, 1995 to $555.6 million for the period ended December 31, 1995. The average yield on interest-earning assets increased to 7.7% in the nine months ended December 31, 1995 from 7.0% in fiscal 1995. Interest income from loans receivable decreased $1.8 million to $13.5 million in the period ended December 1995 from $15.3 million in fiscal 1995. Of this decrease $4.5 million was the result of a shortened year. Average loans outstanding increased $16.2 million as a result of loan originations exceeding loan repayments. The average yield on loans outstanding increased from 8.4% in fiscal year ended March 1995 to 9.2% in shortened year ended December 31, 1995 due to a higher interest rate environment. Interest income from securities increased $2.2 million from $2.4 million for the year ended March 31, 1995 to $4.6 million for the period ended December 31, 1995. Though there was a decrease of $1.5 million from the shortened year end, the average securities outstanding increased $41.1 million with an increase in average yield of 1.0%. Interest income from mortgage-backed securities decreased $885,000 in the year ended December 31, 1995 compared to fiscal year ended March 31, 1995, of which $4.7 million was due to a shortened year end. Both volumes and rates increased for the period. There was a $31.7 million increase in the average outstanding balance of such mortgage-backed securities and an increased yield of 0.9% in shortened fiscal year ended December 1995 compared to fiscal year ended March 31, 1995.

  Interest Expense. Interest expense increased $7.0 million to $25.9 million in the year ended December 1996 from $18.9 million in nine month period ended December 31, 1995. Interest expense on deposits increased $2.7 million to $14.6 million in fiscal year ended December 1996 from $11.9 million in the nine months ended December 1995. The increase was due to a shortened year end which accounted for a $4.0 million increase in interest expense. This increase was partially offset by a decrease in the average cost of deposits to 4.6% in the twelve month period ended December 1996 from 4.8% in the nine month fiscal year ended December 1995 as a result of a lower interest rate environment. Along with a decrease from a higher average cost was a $16.7 million decrease in the average deposits outstanding in fiscal year ended December 1996 compared to the period ended December 31, 1995. Interest expense on advances from the federal home loan bank increased $1.8 million. Of this increase $1.2 million was attributable to the 1995 shortened year end, $45,000 was caused by an increase in interest from 5.7% for the period ended December, 1995 compared to 5.8% for the year ended December 31, 1996 and the remaining $565,000 increase was due to increased average borrowings of $9.8 million. Interest on securities sold under agreements to repurchase increased $2.0 million from the shortened year ended December 1995 to the fiscal year ended 1996. The rate on these borrowings decreased 0.5%, which was offset by increased volume of $24.3 million. Interest on other borrowings increased from $1.0 million in the year ended December, 1995 to $1.5 in period ended December 1996. The effect of the shortened year ended 1995 accounted for a $334,000 increase. Though the average other borrowings increased $6.8 million for the year ended December 1996, from the period ended December, 1995, rates on such borrowings decreased 0.7% partially offsetting the volume increase.

  Interest expense increased $1.1 million to $18.9 million in the nine month period ended December 1995 from $17.8 million in fiscal year ended March 31, 1995. Interest expense on deposits decreased $1.4 million to $11.9 million in nine month period ended December 1995 from $13.3 million in fiscal year ended March 1995. The decrease was mainly due to a shortened year end which accounted for a $4.0 million decrease in interest expense. This decrease was partially offset by an increase in the average cost of deposits to 4.8% in the nine month period ended December 1995 from 3.8% in fiscal year ended March 1995 as a result of a higher interest rate environment. This increase from a higher average cost was partially offset by a $14.4 million decrease in the average outstanding deposits outstanding in the nine month period ended December 1995 compared to the period ended March 31, 1995. Interest expense on other borrowings increased $378,000 from $625,000 in the year ended March 1995 to $1.0 million in period ended December 1995 primarily due to an $8.2 million increase in the average volume of such borrowings outstanding in nine month period ended December 1995 compared to fiscal year ended March 1995. Interest expense on securities sold under agreements to repurchase increased $1.9 million from $676,000 in fiscal year ended March 31, 1995 to $2.6 million in period ended December 31, 1995. This increase was the result of an increase in the average cost to 6.1% in the period ended December 31, 1995 compared to 5.0% for the year ended March 31, 1995, as well as an increase in average outstanding securities sold under agreement to repurchase of $42.7 million from $13.6 million to $56.3 million for the same period of time. The effect of the shortened year on the interest on securities sold under agreement to repurchase was a decrease of $862,000. Interest expense on FHLB advances increased from $3.3 million in fiscal year ended March 31, 1995 to $3.5 million for the nine months ended December 31, 1995. The increase was caused by an increase of the average balance of advances from $66.7 million to $80.9 million and an increase in the average cost of such advances from 4.9% to 5.7%, which was partially offset by a decrease in expense of $1.2 million due to shortened year end.

             TABLE 2--RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated (in thousands). Information is provided in each category with respect to (i) changes attributable to changes in volumes, (ii) changes attributable to changes in rate, (iii) changes attributable to the comparison to a nine month period, compared to a twelve month period and (iv) the net changes. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume.

                                                      YEAR ENDED DECEMBER 31, 1996 VS     NINE MONTHS ENDED DECEMBER 31,
                                                       NINE MONTHS ENDED DECEMBER 31,      1995 VS YEAR ENDED MARCH 31,
                                                                    1995                               1995
                                                      ----------------------------------  ---------------------------------
                                                         INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                                      ----------------------------------  ---------------------------------
                                                                       EFFECT OF                          EFFECT OF
                                                                       SHORTENED                          SHORTENED
                                                      VOLUME    RATE   DEC 1995    NET    VOLUME   RATE   DEC 1995    NET
                                                      -------  ------  --------- -------  ------  ------  --------- -------
Interest Income:
  Loans receivable................................... $ 6,517  $  277   $4,512   $11,306  $1,488  $1,288   $(4,512) $(1,736)
  Securities available-for-sale......................  (1,067)   (530)   1,280      (317)  3,677     230    (1,280)   2,627
  Securities held-to-maturity........................    (174)    208      240       274    (266)     (7)     (240)    (513)
  Mortgage-backed securities available-for-sale......   4,049    (471)   2,101     5,679     863     619    (2,101)    (619)
  Mortgage-backed securities held-to-maturity........  (6,979)  1,067    2,613    (3,299)  1,254   1,093    (2,613)    (266)
                                                      -------  ------   ------   -------  ------  ------   -------  -------
Total interest income................................   2,346     551   10,746    13,643   7,016   3,223   (10,746)    (507)
                                                      -------  ------   ------   -------  ------  ------   -------  -------
Interest Expense
  Deposits...........................................    (771)   (475)   3,960     2,714    (684)  3,265    (3,960)  (1,379)
  Advances from the Federal Home Loan Bank...........     565      45    1,156     1,766     812     544    (1,157)     199
  Securities sold under agreements to repurchase.....   1,367    (276)     863     1,954   2,613     160      (862)   1,911
  Other borrowed money...............................     363    (155)     334       542     494     218      (334)     378
                                                      -------  ------   ------   -------  ------  ------   -------  -------
Total interest expense...............................   1,524    (861)   6,313     6,976   3,235   4,187    (6,313)   1,109
                                                      -------  ------   ------   -------  ------  ------   -------  -------
Net interest income.................................. $   822  $1,412   $4,433   $ 6,667  $3,781  $ (964)  $(4,433) $(1,616)
--------------------------------------------------
                                                      =======  ======   ======   =======  ======  ======   =======  =======

                        TABLE 3--SECURITIES BOOK VALUE

  The following table sets forth certain information regarding amortized cost and estimated fair value and percentage of total amortized costs of the Company's securities (in thousands):

                              DECEMBER 31, 1996          DECEMBER 31, 1995
                          -------------------------- --------------------------
                          AMORTIZED  % OF     FAIR   AMORTIZED  % OF     FAIR
                            COST    TOTAL    VALUE     COST    TOTAL    VALUE
                          --------- ------  -------- --------- ------  --------
SECURITIES AVAILABLE-
 FOR-SALE
----------------------------------
  U.S. Government agency
   securities:            $ 36,037  100.00% $ 35,901 $ 76,198  100.00% $ 77,879
SECURITIES HELD-TO-
 MATURITY
---------------------------------
U.S. Government agency
 notes:
  Federal Home Loan
   Bank.................  $  6,498  100.00% $  6,488 $  6,880  100.00% $  6,732
MORTGAGE-BACKED
 SECURITIES
 AVAILABLE-FOR SALE
----------------------------------
Collateralized Mortgage
 Obligations (CMO)
  Government and Agency.  $  6,357    4.67% $  6,141 $ 21,814    9.98% $ 21,456
  Private Issuer........    21,105   15.49    20,613   74,495   34.07    74,535
GNMA Certificates.......   103,551   76.02   104,535   38,362   17.55    38,782
FHLMC Certificates......     2,780    2.04     2,736   69,775   31.91    70,003
FNMA Certificates.......     2,421    1.78     2,393   14,197    6.49    14,345
                          --------  ------  -------- --------  ------  --------
    Total...............  $136,215  100.00% $136,418 $218,643  100.00% $219,121
                          ========  ======  ======== ========  ======  ========
MORTGAGE-BACKED
 SECURITIES
 HELD-TO-MATURITY
----------------------------------
Private Issuer
 Collateralized Mortgage
 Obligations............  $ 41,606   67.72% $ 41,512 $ 37,090   57.30% $ 37,115
GNMA Certificates.......     3,007    4.89     3,117    3,651    5.64     3,752
FHLMC Certificates......     1,036    1.69     1,058    1,336    2.06     1,364
FNMA Certificates.......    15,790   25.70    15,701   17,612   27.21    17,722
Other participation
 certificates...........       --      --        --     5,045    7.79     5,291
                          --------  ------  -------- --------  ------  --------
    Total...............  $ 61,438  100.00% $ 61,388 $ 64,734  100.00% $ 65,244
                          ========  ======  ======== ========  ======  ========

 Securities

  The Company must maintain minimum levels of securities and other assets that qualify as liquid assets under OTS regulations. Historically, the Company has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows.

  Federally chartered savings institutions have the authority to invest in various types of liquid assets. Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives.

  In the last quarter of 1995 the Financial Accounting Standards Board allowed a one time restructuring of the securities portfolio between held-to-maturity and available-for-sale categories. At this time management took the opportunity to review their guidelines for allocating securities. They determined that the held-to-maturity decision must be made in the context of the asset/liability and capital structure of the Company. The held-to-maturity portfolio must make economic sense from a risk return perspective throughout the expected life of the asset. While the held-to-maturity portfolio is not subject to mark-to-market accounting, it is subject to interest rate risk. To minimize this risk, the held-to-maturity portfolio must be funded by liabilities whose costs are likely to change in line with rates on the held-to-maturity assets. The Company's held-to-maturity portfolio exists to produce current income, a yield to maturity over our expected cost of deposit liabilities not used to fund loans. In addition, the Company's liquidity needs can be satisfied through the available-for-sale portfolio. The securities in the available-for-sale portfolio are viewed as the residual balances from other operations, temporarily using other sources of funds and flexible enough to meet any contingent funding needs. In the normal course of allocation of new securities, the preference will be to hold the security in the available-for-sale portfolio. This stance will provide the Company maximum flexibility to respond to changing economic and business conditions. As of December 31 1996, 71.7% of the Company's investments were in the available-for-sale category and 28.3% were held-to-maturity. The Company has no investments classified as trading.

  Average securities decreased $52.3 million from $359.5 million for the nine month period ended December 31, 1995 to $307.2 million for the year ended December 31, 1996, or 14.6%. The main reason for this decrease was the result of the Company's loan origination efforts. As investments have paid down or paid off, and as the Company's loan originations have increased, there has been a change in the product mix from securities to higher yielding loans.

  During the year ended December 31, 1996 and the nine months ended December 31, 1995 the Company sold securities available-for-sale with an amortized cost of $404.9 million and $179.8 million respectively, realizing gains on such securities of $2.5 and $1.0 million respectively. The Company sold the securities as a result of managing the available-for-sale portfolio on a total return basis. The Company was shifting major sections of the portfolio depending on changing market spreads and funding availability. The changes resulted in higher credit quality and a mix of more variable-rate securities.

  The maturity distribution and average yields of the securities portfolio at December 31, 1996 is shown in table 4.

               TABLE 4--SECURITIES MATURITY SCHEDULE AND YIELDS
                                (IN THOUSANDS)

                            LESS THAN OR          ONE TO          OVER FIVE TO
                           EQUAL TO 1 YR.       FIVE YEARS         TEN YEARS        OVER TEN YEARS         TOTAL
                         ------------------ ------------------ ------------------ ------------------ ------------------
                                   WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED
                         AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE
                           COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD
                         --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
SECURITIES HELD-TO-
 MATURITY:
U.S. Government
 Agencies..............   $  --       -- %   $21,665    6.61%   $14,372    6.14%  $    --      -- %  $ 36,037    6.42%
                          ======     ====    =======    ====    =======    ====   ========    ====   ========    ====
SECURITIES AVAILABLE-
 FOR-SALE:
U.S. Government
 Agencies..............   $5,498     4.30%   $ 1,000    7.00%   $   --      -- %  $    --      -- %  $  6,498    4.72%
                          ======     ====    =======    ====    =======    ====   ========    ====   ========    ====
                            LESS THAN OR          ONE TO          OVER FIVE TO
                           EQUAL TO 1 YR.       FIVE YEARS         TEN YEARS        OVER TEN YEARS         TOTAL
                         ------------------ ------------------ ------------------ ------------------ ------------------
                                   WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED
                         AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE
                           COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD
                         --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
MORTGAGE-BACKED
 SECURITIES
 HELD-TO-MATURITY
Private Issued
 Collateralized
 Mortgage Obligation
 (CMO).................   $  --       -- %   $   --      -- %   $   --      -- %  $  6,357    5.83%  $  6,357    5.83%
GNMA certificates......      --       --         --      --         --      --      21,105    6.63     21,105    6.63
FHLMC certificates.....      --       --         --      --         --      --     103,552    6.02    103,552    6.02
FNMA certificates......      --       --       2,780    5.75        --      --         --      --       2,780    5.75
Other participation
 certificates..........      --       --         --      --         --      --       2,421    6.15      2,421    6.15
                          ------     ----    -------    ----    -------    ----   --------    ----   --------    ----
 Total.................   $  --       -- %   $ 2,780    5.75%   $   --      -- %  $133,435    6.11%  $136,215    6.10%
                          ======     ====    =======    ====    =======    ====   ========    ====   ========    ====
MORTGAGE-BACKED
 SECURITIES
 AVAILABLE-FOR-SALE
Collateralized Mortgage
 Obligation Private
 Issuer................   $  --       -- %   $   --      -- %   $   --      -- %  $ 41,605    6.97%  $ 41,605    6.97%
GNMA certificates......      --       --         176    7.96      2,678    7.79        154    7.96      3,008    7.81
FHLMC certificates.....      --       --         --      --          15    7.62      1,020    7.55      1,035    7.55
FNMA certificates......      --       --       2,306    5.48        717    7.30     12,767    6.37     15,790    6.28
                          ------     ----    -------    ----    -------    ----   --------    ----   --------    ----
 Total.................   $  --       -- %   $ 2,482    5.66%   $ 3,410    7.69%  $ 55,546    6.85%  $ 61,438    6.85%
                          ======     ====    =======    ====    =======    ====   ========    ====   ========    ====

                            TABLE 5--LOAN PORTFOLIO

  The following table sets forth the composition of the Company's loan portfolio in dollar amounts (in thousands) and percentages of the respective portfolios at the dates indicated.

                           DECEMBER 31,      DECEMBER 31,
                               1996              1995          MARCH 31, 1995    MARCH 31, 1994    MARCH 31, 1993
                         ----------------  -----------------  ----------------  ----------------  ----------------
                                  PERCENT            PERCENT           PERCENT           PERCENT           PERCENT
                                    OF                 OF                OF                OF                OF
                          AMOUNT   TOTAL    AMOUNT    TOTAL    AMOUNT   TOTAL    AMOUNT   TOTAL    AMOUNT   TOTAL
                         -------- -------  --------  -------  -------- -------  -------- -------  -------- -------
Mortgage loans:
Home Equity lines of
 credit................. $120,371  36.94%  $ 79,842   36.29%  $ 66,058  35.77%  $ 87,963  47.00%  $135,974  57.05%
One-to-four family......  101,066  31.03    107,294   48.76     86,247  46.70     73,774  39.41     77,727  32.61
Multi-family............   23,765   7.29     28,556   12.98     28,994  15.70     22,666  12.11     23,321   9.78
Commercial real estate..      --     --         307    0.14        337   0.18        735   0.39      1,236   0.52
Construction or
 Development............    2,191   0.67      2,737    1.24      2,979   1.61      1,962   1.05        --     --
                         -------- ------   --------  ------   -------- ------   -------- ------   -------- ------
Total Mortgage loans....  247,393  75.93    218,736   99.41    184,615  99.96    187,100  99.96    238,258  99.96
Private label credit
 card...................   56,942  17.47        --      --         --     --         --     --         --     --
Other consumer loans:...   21,492   6.60      1,296    0.59         75   0.04         74   0.04         95   0.04
                         -------- ------   --------  ------   -------- ------   -------- ------   -------- ------
Gross loans.............  325,827 100.00%   220,032  100.00%   184,690 100.00%   187,174 100.00%   238,353 100.00%
                         -------- ======   --------  ======   -------- ======   -------- ======   -------- ======
Less:
Unearned discounts on
 loans
 purchased..............       19                36                 54                99               116
Deferred loan fees
 (costs)................    1,300            (1,931)               491               867               875
Allowance for possible
 loan losses............    7,208             3,460              2,796             2,809             1,705
                         --------          --------           --------          --------          --------
Loans, net.............. $317,300          $218,467           $181,349          $183,399          $235,657
                         ========          ========           ========          ========          ========

  The gross loan portfolio increased $105.8 million, or 48.1%, from December 31, 1995 to December 31, 1996. The Company has focused its efforts on developing processes to efficiently originate consumer loans. Much of the Company's focus has centered around equity lines of credit. The Company utilizes a credit scoring model, whereby the equity lines of credit are priced according to the credit worthiness of the customer, as well as the loan to value percentage of the loan. These loans are priced according to the risks associated with the credits. The Company will originate these loans up to 100% equity in the property. Equity lines of credit have experienced a net increase of $40.5 million, or 50.8% after securitizing and selling $74.8 million of equity lines of credit in November, 1996. In many cases broker relationships are used in originating these loans. In 1996 the Company originated equity lines of credit in thirty-two different states. The Company is utilizing the advances in technology, in both decreasing the time and cost to originate and close loans, and opening opportunities to access customers throughout the country.

  The Company entered the private label credit services line of business during the year ended December 31, 1996. The Company has established relationships with several third party merchants and retailers in offering this product. The merchant is then able to offer their own private label credit card to its customers. Through the use of credit scoring, dependent on the risk associated with the customer based on their credit score, and the overall risk of the product being purchased, the merchant can immediately offer a store credit card to its customer, which the customer can use to purchase an item that same day. These credit cards have various rates associated with them based on where the customer falls within the credit scoring matrix. The merchant can also use the private label credit cards as a marketing tool. The merchant can offer customized deferred billing programs to their customers as a promotional tool. The merchant then pays the Company a discount for the use of the funds over the promotional period. As of December 31, 1996 the Company had $56.9 million outstanding in its private label credit services portfolio. Like the Company's equity lines of credit, the private label credit cards are offered throughout the United States.

  The Company's other mortgage loans have decreased $11.9 million from $138.9 million as of December 31, 1995 to $127.0 million as of December 31, 1996 or 8.5%. Though the Company continues to offer these traditional mortgage products, they currently do not market these products.

  Other consumer loans increased $20.2 million from December 31, 1995 to December 31, 1996. This increase was because the Company has entered into an agreement with a third party mobile home broker to originate mobile home loans. Upon origination a loss reserve is set up equal to one percent of the interest to be earned over the life of these loans. The Company monitors these loans, and will send delinquent information to the third party broker. The broker then takes on the responsibility for collection of any delinquent loan payments. The Company expects no further growth in the mobile home loan portfolio.

                        TABLE 6--LOAN MATURITY SCHEDULE

  The following schedule sets forth the contractual maturities of the Company's loan portfolio at December 31, 1996. This schedule does not reflect the effects of possible prepayments or enforcements of due on sale clauses.

                                                          PERIOD WHICH LOANS ARE DUE TO MATURE:
                 ------------------------------------------------------------------------------------------------------
                                    OVER 1 TO 3      OVER 3 TO 5      OVER 5 TO 10     OVER 10 TO 20
                 LESS THAN 1 YEAR      YEARS            YEARS             YEARS            YEARS        OVER 20 YEARS
                 ---------------- ---------------- ---------------- ----------------- ---------------- ----------------
                         WEIGHTED         WEIGHTED         WEIGHTED          WEIGHTED         WEIGHTED         WEIGHTED
                         AVERAGE          AVERAGE          AVERAGE           AVERAGE          AVERAGE          AVERAGE
                 AMOUNT    RATE   AMOUNT    RATE   AMOUNT    RATE    AMOUNT    RATE   AMOUNT    RATE   AMOUNT    RATE
                 ------- -------- ------- -------- ------- -------- -------- -------- ------- -------- ------- --------
Mortgage loans:
Equity lines of
credit.......... $ 5,003   9.40%  $17,160   9.63%  $ 6,861   9.83%  $ 91,347  12.79%  $   --     -- %  $   --     -- %
One-to-four
family..........   1,103   9.27     4,961   8.43    13,110   8.13     23,334   8.08    16,236   8.54    42,322   8.17
Multi family....     506   9.65       514   8.97     2,295   9.02      4,888   8.73     8,246   8.48     7,316   8.37
Construction or
Development.....   1,479   9.83       712   9.50       --     --         --     --        --     --        --     --
Private Label
Credit..........  13,666   9.83    27,332   9.50    15,944    --         --     --        --     --        --     --
Consumer Loans..      59  20.95         9  21.00        51  20.96        269   8.51    21,063   8.24        41   8.19
                 -------  -----   -------  -----   -------  -----   --------  -----   -------   ----   -------   ----
Total Loans..... $21,816  16.68%  $50,688  15.63%  $38,261  13.85%  $119,838  11.70%  $45,545   8.39%  $49,679   8.20%
                 =======  =====   =======  =====   =======  =====   ========  =====   =======   ====   =======   ====


                      PERIOD
                    WHICH LOANS
                       ARE DUE
                     TO MATURE:
                  ----------------

                        TOTAL
                  ----------------
                           WEIGHTED
                           AVERAGE
                   AMOUNT    RATE
                  -------- -------
Mortgage loans:
Equity lines of   $120,371  12.03%
credit..........
One-to-four        101,066   8.23
family..........    23,765   8.59
Multi family....
Construction or      2,191   9.72
Development.....
Private Label       56,942  21.00
Credit..........    21,492   8.24
Consumer Loans..  --------  -----
                  $325,827  11.90%
Total Loans.....  ========  =====


 Non-Performing Assets

  Non-performing assets consist of non-performing loans and other real estate owned. The Company's management has adopted the policy of placing all loans on non-accrual status when the collection of principal and/or interest has become more than 90 days past due or upon notice of bankruptcy of the borrower. As shown in Table 7, the balance of non-accrual loans at December 31, 1996, December 31, 1995 and March 31, 1995 was $5,294,000, $4,388,000 and
$4,115,000, respectively. Interest income which would have been recognized had these loans been on an accrual basis throughout the period approximated $264,000 for the year ended December 31, 1996, $265,000 for the nine month period ended December 31, 1995, and $245,000 for the fiscal year ended March 31, 1995. The amount that was included in interest income on such loans for the year ended December 31, 1996, the nine months ended December 31, 1995 and year ended March 31, 1995 was $389,000, $90,000, and $173,000, respectively.

  Other real estate owned includes assets acquired through loan foreclosure and repossession. The carrying value of other real estate owned is reviewed by management on a monthly basis to assure the reasonableness of its carrying value, which is the lower of cost or fair value less estimated selling costs.

  Non-performing loans as a percentage of total loans has continued to decrease. This ratio was 1.98% as of December 31, 1995, and declined to 1.63% as of December 31, 1996. The decrease is the result of the increasing size of the loan portfolio. Though non-performing assets as a percentage of total assets increased slightly from 0.86% to 0.93% over the same time period, as total loans to total assets increased from 36.4% as of December 31, 1995 to 54.5% as of December 31, 1996. The Company expects the level of non-performing loans will increase, as the Company continues to originate both higher risk consumer home equity lines of credit and private label credit card loans.

  With the implementation of its consumer lending programs, the Company applies a process known as "credit cycle management" which establishes the loan approval criterion and pricing, based upon the desired portfolio earnings return, adjusted for projected delinquency and charge-off levels. The Company can then monitor actual delinquency against these projections, and if the results are significantly different from expectations, the approval models and loan pricing can be adjusted immediately. This continuous monitoring process allows the Company to always keep current with the portfolio's performance compared with expectations.

  While the non-performing loan level continues to rise, the portfolio is monitored to ensure the program stays within the expected returns and delinquency levels.

  With the implementation of the private label credit card portfolio, the Company is aware that during the start up phase of originating a credit card operation, much of the losses inherent with the portfolio are quickly identified during the growth phase. Many of the customers that become delinquent, and eventually default on their loan, will never make a loan payment. These accounts are quickly identified after any deferred payment program concludes. The Company aggressively monitors, and provides for loan losses for these loans. The Company will write-off any private label credit card loan that becomes delinquent 180 days.

  The Company also prices these consumer loan products taking into account this increased risk. At December 31, 1996, the level of loan delinquencies is in line with expectations and is priced accordingly in each time horizon.

  Management is continuously diligent in its attempt to resolve the non-performing loans, and will continue its emphasis on the collection of the loans on non-accrual, including collection of unpaid interest.

  Management continues to emphasize the early identification of loan related problems. Management is not currently aware of any significant loan, groups of loans, or segment of the loan portfolio not included in the discussion above as to which there are serious doubts as to the ability of the borrower(s) to comply with the present loan payment terms.

                        TABLE 7--NON-PERFORMING ASSETS
                                (IN THOUSANDS)

                              AT           AT         AT        AT        AT
                         DECEMBER 31, DECEMBER 31, MARCH 31, MARCH 31, MARCH 31,
                             1996         1995       1995      1994      1993
                         ------------ ------------ --------- --------- ---------
Non-accruing loans:
  Equity lines of
   credit...............    $2,150       $2,505     $3,942    $3,585    $5,364
  One-to-four-family
   loans................     1,523        1,495        173     1,149       597
  Multi-family..........       365          388        --        113       --
  Commercial real estate
   loans................       --           --         --        --        655
  Consumer loans........     1,256          --         --        --        --
                            ------       ------     ------    ------    ------
    Total...............     5,294        4,388      4,115     4,847     6,616
                            ------       ------     ------    ------    ------
Accruing loans over 90
 days:
  Equity lines of
   credit...............       --           --         --        --        --
  One-to-four-family
   loans................       --           --         --        --        --
  Commercial real estate
   loans................       --           --         --        --        --
  Consumer loans........       --           --         --        --        --
                            ------       ------     ------    ------    ------
    Total...............       --           --         --        --        --
                            ------       ------     ------    ------    ------
Total non-performing
 loans..................    $5,294       $4,388     $4,115    $4,847    $6,616
                            ======       ======     ======    ======    ======
Total non-performing
 loans to total loans...      1.63%        1.98%      2.23%     2.59%     2.78%
                            ======       ======     ======    ======    ======
Real estate owned:
  One-to-four-family
   loans................    $  270       $  837     $  316    $  241    $  997
  Commercial real estate
   loans................       --           --         --        --        --
  Consumer loans........       --           --         --        --        --
  Construction or
   development..........       --           --         --        --        --
                            ------       ------     ------    ------    ------
    Total...............    $  270       $  837     $  316    $  241    $  997
                            ======       ======     ======    ======    ======
Total non-performing
 loans and real estate
 owned to total assets..      0.93%        0.86%      0.82%     1.07%     1.47%
                            ======       ======     ======    ======    ======

 Provision for Loan Losses

  A provision is credited to an allowance for loan losses, which is maintained at a level considered by management to be adequate to absorb inherent loan losses. The adequacy of the loan loss allowance is analyzed on a monthly basis. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan portfolio; review of specific delinquent loans; historical loss experience; current economic trends and conditions; loan growth; and other factors management deems appropriate.

  Throughout the year, management determines the level of provision necessary to maintain adequate allowance based upon current economic conditions and outstanding loan volumes. During the fiscal year ended December 31, 1996 as well as the nine months ended December 1995, the Company had made a conscientious effort to build its allowance for loan losses through higher provisions. In the year ended December 31, 1996 the provision for loan loss of $4.3 million exceeded net charge-offs by $3.7 million. For the nine months ended December 31, 1995 the loan loss provision of $1.2 million exceeded net charged-off loans by $664,000. As a result, the allowance for loan losses as a percentage of non-performing loans was 136.2% for the year ended December 31, 1996, compared to 78.9% and 67.9% as of December 31, 1995 and March 31, 1995, respectively. The allowance for loan losses to total loans, despite the increase in the loan portfolio, increased from 1.56% as of December 31, 1995 to 2.22% as of December 31, 1996. In addition the Company established a loss reserve of approximately $2.1 million associated with the loans sold in the securitization pool. This reserve is accounted for as a reduction in "excess servicing assets."

  The Company's level of non-performing loans has increased from $4.4 million as of December 31, 1995 to $5.3 million as of December 31, 1996; however the percentage of non-performing loans as a percentage of total loans decreased from 1.98% to 1.63% for this same time period due to an increase of the gross loans of 48.1%.

  For the Company's consumer loan program, financial models are used to establish loan approvals, loan pricing and estimated charge-offs levels in each consumer loan portfolio. The Company provides for the projected loan losses on a straight-line basis over half the loans estimated life of the loans. For home equity loans, the projected loan loss is expensed over an eighteen month period, while the private label credit card portfolio is expensed on average over a eight month period.

  Based upon management's analysis, the allowance for loan losses at December 31, 1996, is adequate to cover inherent loan losses.

  Because management is not certain as to the full collectibility of the non-performing loans, potential loss exposure has been provided in the Company's allocation of the allowance for loan losses. While management allocates the allowance for loan losses based on their expectations of loan losses, these reserves are general in nature and can be reallocated to cover actual losses as they occur. As illustrated in table 9, the unallocated portion of the allowance, that portion of the allowance not specified to particular problem credits or an amount allocated to pools of loans based upon historical levels of net charge-offs, has averaged 52.4% of the total allowance over the past five years. The December 31, 1996 level of unallocated allowance is 40.8%. The allocation of the allowance for equity lines of credit has increased due to the increase in loans originated.

                 TABLE 8--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                 (IN THOUSANDS)

                                      DEC.    DEC.
                                      31,     31,    MAR. 31, MAR. 31, MAR. 31,
                                      1996    1995     1995     1994     1993
                                     ------  ------  -------- -------- --------
Balance at beginning of period...... $3,460  $2,796   $2,809   $1,705   $1,210
Charge-offs:
  Equity lines of credit............   (691)   (290)    (400)    (101)    (353)
  One-to-four-family loans..........    --      --      (170)     --       (77)
  Multi-family......................    (63)   (212)     (56)     --       --
  Commercial real estate............    --      --       --       --       (12)
  Consumer loans....................    --      --       --       --        (7)
                                     ------  ------   ------   ------   ------
                                      (754)    (502)    (626)    (101)    (449)
                                     ------  ------   ------   ------   ------
Recoveries:
  Equity lines of credit............    209     --       --       --       --
  Consumer loans....................    --       16        3        5       12
                                     ------  ------   ------   ------   ------
  Net charge-offs...................   (545)   (486)    (623)     (96)    (437)
  Provision for possible loan
   losses...........................  4,293   1,150      610    1,200      932
                                     ------  ------   ------   ------   ------
  Balance at end of period.......... $7,208  $3,460   $2,796   $2,809   $1,705
                                     ======  ======   ======   ======   ======
Ratio of net charge-offs during the
 period to average loans
 outstanding during the period......   0.20%   0.25%    0.35%    0.05%    0.16%
                                     ======  ======   ======   ======   ======
Ratio of net charge-offs during the
 period to average non-
 performing assets during the
 period.............................  12.14%  12.35%   12.15%    1.39%    5.75%
                                     ======  ======   ======   ======   ======
Ratio of allowance for loan losses
 to non-performing loans............ 136.05%  78.85%   67.93%   57.95%   25.77%
                                     ======  ======   ======   ======   ======

              TABLE 9--ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                 (IN THOUSANDS)

                           DECEMBER 31,    DECEMBER 31,
                               1996            1995       MARCH 31, 1995  MARCH 31, 1994  MARCH 31, 1993
                          --------------- --------------- --------------- --------------- ---------------
                                 PERCENT         PERCENT         PERCENT         PERCENT         PERCENT
                                 OF LOANS        OF LOANS        OF LOANS        OF LOANS        OF LOANS
                                 IN EACH         IN EACH         IN EACH         IN EACH         IN EACH
                                 CATEGORY        CATEGORY        CATEGORY        CATEGORY        CATEGORY
                                 TO TOTAL        TO TOTAL        TO TOTAL        TO TOTAL        TO TOTAL
                          AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS   AMOUNT  LOANS
                          ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
Mortgage loans:
 One-to-four family.....  $  513   31.03% $  301   48.76% $  190   46.70% $  150   39.41% $  150   32.61%
 Multi-family...........     179    7.29     150   12.98      21   15.70      20   12.11      20    9.78
 Construction &
  Development...........     --      --      --     1.24     --     1.61     --     1.05     --      --
 Commercial.............     --     0.67       1    0.14       5    0.18     --     0.39     --     0.52
 Home Equity Line of
  Credit................   2,539   36.94   1,125   36.29   1,063   35.77   1,000   47.00     600   57.05
Private Label Credit....     838   17.47     --      --      --      --      --      --      --      --
Consumer................     197    6.60       9    0.59       7    0.04     --     0.04     --     0.04
Unallocated.............   2,942     N/A   1,874     N/A   1,510     N/A   1,639     N/A     935     N/A
                          ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 Total..................  $7,208  100.00% $3,460  100.00% $2,796  100.00% $2,809  100.00% $1,705  100.00%
                          ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

 Noninterest Income

  Noninterest income increased $8.8 million from $1.6 million for the shortened year ended December 31, 1995 to $10.4 million for the fiscal year ended December 31, 1996. There were several factors contributing to the increase of noninterest income. Included in noninterest income in 1996 financial statements is a $2.9 million gain on the sale of the Company's Lake Forest Branch, which was not in an area that Avondale considered its core market. Avondale sold the branch with the belief that the redeployment of resources and capital generated by this transaction will enable Avondale to expand and improve its services in its core middle income banking markets. This nonreccuring income was offset by a one time FDIC assessment of $2.3 million.

  Securities gains increased $1.3 million from the shortened year ended December 31, 1995 to the year ended December 31, 1996 as the Company continued to take advantage of market opportunities in managing its securities portfolio on a total return basis, while reducing the portfolio's size to accommodate the rising loan portfolio. The Company was shifting major sections of the portfolio depending on changing market spreads and funding availability. The changes resulted in higher credit quality and a mix of more variable-rate securities.

  Avondale was also able to complete its first securitization and sale of its equity line of credit portfolio. The Company securitized and sold $74.8 million of loans, netting a gain on the sale of $3.3 million. The Company retained the servicing of this portfolio. As new volumes permit, it is Avondale's plan to continue utilizing asset securitizations to support this loan growth.

  Mainly due to loan growth, loan servicing income rose $645,000 from the nine months ended December 31, 1995 to the fiscal year ended December 31, 1996. Of this increase, $127,000 was servicing income earned on the equity line of credit securitization for November and December, 1996. Late fees, which are recorded to income as paid by our customers increased $201,000 from the shortened 1995 to the year ended December 1996. Annual fees increased $85,000 over this same time period. Fees associated with the private label credit product increased servicing fee income $228,000.

  Also included in other noninterest income was annuity income. This income amounted to $524,000 for the year ended 1996 from $238,000 for the nine months ended December 31, 1995, annualized annuity income increased 65.2%.

  Noninterest income increased $6.8 million from a $5.2 million expense for the year ended March 31, 1995 to $1.6 million income for the nine months ended December 31, 1995. This net increase was primarily due to net security losses for the year ended March 31, 1995 of $6.5 million, compared to $1.0 million of securities gains for the nine months ended December 31, 1995.

  During the fiscal year ended March 31, 1995, the Company sold securities available-for-sale, realizing losses on such sales of $6.5 million in order to reposition its portfolio, reducing the volatility of its capital, and realizing certain tax benefits from the losses on the securities. During the nine months ended December 31, 1995 the Company sold securities available-for-sale with an amortized cost of $179.8 million, realizing a gain on such securities of $1.0 million.

  The increase in securities gains was partially offset by decreases in other areas. In the year ended March 31, 1995 the Company received approximately $200,000 of income from the termination of the merger agreement with Central Resource Group, Inc. Also for the twelve months ended March 31, 1995 the Company recorded $470,000 of fee income from annuity sales compared to the nine month period ended December 31, 1995 when the Company recorded $238,000 of annuity fees.

  Fees for loan servicing and other customer services was $327,000 for the nine months ended December 31, 1995; annualized the income would be approximately $436,000 compared to $407,000 for the year ended March 31, 1995, or an increase of 7.1%. The Company has focused on offering customer transaction accounts that generate fee income, and on collecting the appropriate fees on services that are rendered.

 Noninterest Expense

  Noninterest expense for the year ended December 31, 1996 was $19.5 million compared to $9.2 million for the nine month period ended December 31, 1995. Annualized the non-interest expense for 1995 would have been $12.3 million.

  Federal Deposit Insurance expense for the twelve months ended December 31, 1996 was $2.9 million, compared to $594,000 for the shortened year ended December 31, 1995. This increase was primarily due to a one time assessment of $2.3 million. As a result of this assessment, further federal deposit insurance assessments will both be lower overall for all savings institutions, and more in line with the rates paid by banks for insurance on their deposits. This nonrecccuring expense was offset by a gain on the sale of the Company's Lake Forest Branch which totaled $2.9 million.

  Salaries and employee benefits increased from $4.1 million for the nine months ended December 31, 1995 to $8.2 million for the year ended December 31, 1996. Annualizing the 1995 expense, the increase would be $2.8 million. This increase was mainly attributed to increased staffing in order to gear up the organization for the increased home equity line of credit volume, and to implement the new private label credit services line of business. Full time equivalent employees increased from 115 as of December 31, 1995 to 146 as of December 31, 1996. On an annualized basis compensation increased $1.1 million from 1995 to 1996. In October, 1995 the Company implemented a management recognition and retention plan which authorized the Company to issue restrictive stock awards. The annualized effect of this stock program was an increased expense of $693,000 in 1996. The annualized effect of increased management incentive compensation from the period ended 1995 to 1996 was $201,000 as the Company added the management staff necessary to support the loan activity. Commissions increased $444,000 on an annualized basis. Commissions related to annuity sales income increased from $66,000 for the nine months ended December 31, 1995 to $260,000 for the twelve months ended December 31, 1996, as income on annuity sales increased $286,000 over the same period of time.

  Occupancy expenses increased from $1.3 million for the nine months ended December 31, 1995 to $1.4 million for the year ended December 31, 1996. On an annualized basis the occupancy expense decreased $321,000 mainly due to a reversal of a lease restructuring charge recorded in the year ended March 1993, as the Company was able to sublet three floors of its office space at its 20 N. Clark Street, Chicago, Illinois office.

  Advertising and public relations expense increased from $305,000 for the nine month period ended December 31, 1995 to $701,000 for the year ended December 31, 1996 as the Company used various advertising methods to promote both its loan origination programs and its deposit products.

  The data processing expenses increased from $730,000 for the nine months ended December 31, 1995 to $1.6 million for the year ended 1996. The Company had gone through a system conversion in 1996 to better position Avondale to offer the private label credit card product. A portion of the data processing costs is also determined by the accounts that are serviced by the data processing system. The number of private label credit services accounts is more than seven times the amount of equity home loan product accounts currently handled by our data processing system.

  Other operating costs increased from $1.8 million for the nine months ended December 31, 1995 to $4.1 million for the year ended December 1996. The annualized increase would be approximately $1.7 million. Many of these costs represent increased costs associated with both the overall increased loan volume, and costs incurred to implement the new private label credit services business line. Outside personnel services increased from $202,000 for the nine months ended 1995 to $579,000 as the Company utilized temporary employees as the volume increased. Several of these temporary employees have subsequently become permanent employees with the Company. Employee expense increased from $102,000 for the nine months ended December 1995 to $323,000 for the year ended December 1996 both due to costs related to establishing broker and merchant relationships and costs associated with the systems conversion. Telephone expense increased from $110,000 to $459,000 for the years ended December 1995 and 1996 respectively. This cost has grown with the increased loan origination and loan servicing volume. Postage increased from $124,000 in 1995 to $286,000 in 1996 as volume increased. The cost incurred on those loan applications that fall out of pipeline and never become a permanent loan increased $558,000 from the nine months ended December 1995 to the year ended December 1996. Annualized this increase was $497,000. These costs include credit reports, appraisals and flood certificates on loan applications.

  Noninterest expense for the nine month period ended December 31, 1995 was $9.2 million; annualized this expense was approximately $12.3 million, compared to $11.4 million, a 7.5% increase from the year ended March 31, 1995.

  Salaries and employee benefits were $4.1 million for the nine months ended December 31, 1995, compared to $5.3 million for the year ended March 31, 1995. Annualized, December 31, 1995 salaries and employee benefits costs increased 1.4% from the year ended March 31, 1995. Annualized employee benefits increased $168,000 from the period ended March 31, 1995 to December 1995. For the year ended March 31, 1995, the Company had in place a bonus program, based on the profits of the Company. The year ended March 31, 1995 was the final year of the program, as it was replaced by the ESOP plan. The expense for the bonus program was $170,000 for the year ended March 31, 1995. Also in this year, the Company expensed the first distribution of the ESOP at the Conversion price of $423,000. In the shortened year ended December 31, 1995, the Company discontinued the above mentioned bonus program. However, the second distribution of the ESOP plan was expensed at the average market value of the stock over the nine month period. The expense for the ESOP plan for the nine month period ended December 31, 1995 was $586,000. As of October, 1995, the Company also implemented an equity based compensation plan, whereby officers are granted the Company's stock to be vested over a five year period. The cost of this plan for the year ended December 31, 1995 was $177,000. Annualized compensation expense decreased $102,000 over this same time frame due to the deferral of salary and commission expense directly related to the new loan volume. These costs will be amortized over the life of the loans originated as a yield adjustment.

  Data processing expense increased $225,000 on an annualized basis from the year ended March 31, 1995 to the year ended December 31, 1995. The Company will continue to use advanced technologies in order to offer its products and services more efficiently, and to broaden our customer base. Legal and professional expenses also increased $176,000 on an annualized basis from the year ended March 31, 1995, as the Company looked to outside consultants to help in the implementation of the new technologies.

  Other expenses were $1.8 million for the year ended December 31, 1995, compared to $1.9 million for the year ended March 31, 1995. Included in the year ended December 31, 1995 expenses were certain loan origination expenses that related to the prior year. The loan related expenses for the nine months ended December 31, 1995 totaled $184,000. Also in the nine months ended December 31, 1995 the Company had incurred franchise taxes and other expenses related to the Company that weren't incurred in prior years totaling approximately $85,000.

  Other real estate owned expense increased from a net income of $75,000 for the year ended March 31, 1995 to a net expense of $24,000 for the shortened year ended December 31, 1995. This fluctuation was due to gains on sale of other real estate owned realized in the year ended March 31, 1995 greater than for the shortened year ended December 31, 1995.

  Occupancy expense was $1.3 million for the nine months ended December 31, 1995. On an annualized basis this expense was $1.8 million compared to $1.9 million for the year ended March 31, 1995. This decrease in occupancy expense was from the sublet income received on space leased at the 20 North Clark, Chicago, Illinois office. Federal deposit insurance premiums decreased on an annualized basis $124,000 due to a decrease in the rate paid by the Company and a decrease in the Company's deposit base.

 Income Taxes

  Income tax expense for the year ended December 31, 1996 was $2.4 million, compared to $1.8 million for the nine months ended December 31, 1995 and a benefit of $896,000 for the year ended March 31, 1995. The Company's effective tax rate (income tax expense divided by income before taxes) was 35.8% for the year ended December 31, 1996, 39.1% for the nine months ended December 31, 1995 and 38.7% for the year ended March 31, 1995.

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the liability method in accounting for income taxes and eliminates, on a prospective basis, the former exception for provision of deferred income taxes on savings institution bad debt reserves and now requires a deferred tax liability to be recorded for increases in the tax bad debt reserves since March 31, 1987, the effective date of certain changes made by the Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction.

           TABLE 10--MATURITY OR REPRICING OF ASSETS AND LIABILITIES
                                (IN THOUSANDS)
  The following table sets forth the interest rate sensitivity of the Bank's assets and liabilities at December 31, 1996 on the basis of the factors and assumptions set forth above.

                                                   AT DECEMBER 31, 1996
                          --------------------------------------------------------------------------------
                                      MORE                  MORE       MORE      MORE
                                      THAN                  THAN       THAN     THAN 10
                                    3 MONTHS  MORE THAN   3 YEARS    5 YEARS     YEARS    MORE
                          3 MONTHS    TO 1    1 YEAR TO      TO       TO 10      TO 20   THAN 20
                          OR LESS     YEAR     3 YEARS    5 YEARS     YEARS      YEARS    YEARS    TOTAL
                          --------  --------  ---------   --------   --------   -------  -------  --------
Interest-earning assets
Loans Receivable:
 Fixed Rate Loans.......  $  2,297  $    742  $   5,125   $ 14,475   $ 27,582   $42,124  $19,400  $111,745
 Adjustable rate loans..   186,872    22,800      4,410         --         --        --       --   214,082
                          --------  --------  ---------   --------   --------   -------  -------  --------
                           189,169    23,542      9,535     14,475     27,582    42,124   19,400   325,827
Mortgage backed
 securities held-to-
 maturity...............    48,134       326         --      2,482      3,291     3,837    3,368    61,438
Mortgage backed
 securities available
 for sale...............     8,357   103,551         --      2,779         --     1,817   19,710   136,214
Investment securities
 available for sale.....        --        --         --     21,665     14,372        --       --    36,037
Investment securities
 held to maturity.......     5,498        --         --         --      1,000        --       --     6,498
                          --------  --------  ---------   --------   --------   -------  -------  --------
 Total Investments......    61,989   103,877         --     26,926     18,663     5,654   23,078   240,187
Total Earning Assets....   251,158   127,419      9,535     41,401     46,245    47,778   42,478   566,014
Interest-bearing
 liabilities:
 Passbook and statement
  accounts..............     3,372     9,224     19,134     12,474     15,832    10,951    3,112    74,099
 NOW accounts...........     1,656     3,960      5,141      1,375      1,846     1,014      187    15,179
 Money market accounts..    16,287    23,542      5,547      2,640      2,024       366       10    50,416
 Certificate accounts...    47,242   111,183     29,565      2,861        110        --       --   190,961
 Advances from the
  Federal Home Loan
  Bank..................    30,000     5,000     55,000         --        803        --       --    90,803
 Securities sold under
  agreement to
  repurchase............    45,451    23,695         --         --         --        --       --    69,146
 Other borrowings.......    32,000        --         --         --         --        --       --    32,000
                          --------  --------  ---------   --------   --------   -------  -------  --------
 Total interest-bearing
  liabilities...........   176,008   176,604    114,387     19,350     20,615    12,331    3,309   522,604
Interest sensitivity gap
 per period.............  $ 75,150  $(49,185) $(104,852)  $ 22,051   $ 25,630   $35,447  $39,169  $ 43,410
                          ========  ========  =========   ========   ========   =======  =======  ========
Cumulative interest
 sensitivity gap........  $ 75,150  $ 25,965  $ (78,887)  $(56,836)  $(31,206)  $ 4,241  $43,410  $ 43,410
                          ========  ========  =========   ========   ========   =======  =======  ========
Cumulative interest
 sensitivity gap as a
 percentage of total
 interest-earning
 assets.................     13.28%     4.59%    (13.94)%   (10.04)%    (5.51)%    0.75%    7.67%    15.34%
                          ========  ========  =========   ========   ========   =======  =======  ========
Cumulative net interest-
 earning assets as a
 percentage of net
 interest-bearing
 liabilities............    142.75%   107.36%     83.11%     88.31%     93.84%   100.82%  108.31%   108.31%
                          ========  ========  =========   ========   ========   =======  =======  ========

 Liquidity and Interest Rate Sensitivity Analysis

  The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities.

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.

  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

  The Company's gap position is illustrated in table 10. Loans that have adjustable rates of interest are shown as being due in the period which the rates are next subject to change. Fixed-rate loans and mortgage-backed securities are shown using the assumption that there will be no prepayment for maturities under five years, and those with maturities in excess of five years will prepay at annual rates ranging from 13% to 37%, depending on the stated rates. The Company has assumed that passbook accounts will be withdrawn (decay) at annual rates of 17% of the cumulative declining balance for the first three years, 16% for the fourth and fifth years and 14% thereafter. NOW accounts will decay at an annual rate of 37% for the first year, 32% for the second and third years and 17% thereafter. Money Market accounts will decay at an annual rate of 79% for the first year and 31% thereafter. Certificates are assumed to remain outstanding through maturity. The prepayment rates for loans and mortgage-backed securities, along with the decay rates for passbook, NOW and money market accounts are based on assumptions prepared by the OTS. Such assumptions are reasonably indicative of the Company's experience over recent periods.

  Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers knowing that sufficient funds will be available to meet their credit needs.

  All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending on economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%. At December 31, 1996, Avondale was in compliance with the regulatory liquidity requirement, with an overall liquid asset ratio of 10.85%.

  In addition to cash and due from banks, marketable securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities that mature in one year or less amounted to $165.9 million or 69.1% of the total securities portfolio as of December 31, 1996, compared to 72.5% as of December 31, 1995.

  Rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Federal funds purchased on which the rate varies daily and loans tied to the prime rate differ considerably from long-term securities and fixed rate loans. Time deposits over $100,000 are more rate sensitive than savings accounts. Table 11 illustrates the maturity schedule as of December 31, 1996 of the time deposits $100,000 and over portfolio. As shown 55.8% of the time deposits $100,000 and over mature within six months. This percentage was 48.3% maturing within six months as of December 31, 1995.

  During the year ended December 31, 1996 deposits maturing within one year decreased $22.4 million from $238.9 million to $216.5 million, term borrowings increased $19.7 million over this same time period, from $155.8 million to $136.1 million.

  With approximately 58.1% of the Company's loan portfolio floating with the prime rate or repricing within three months, there is an immediate effect on interest income when rates rise or fall, while interest expense changes more slowly as certificates of deposits mature. In addition, the interest margin on low cost money is increased in a period of rising rates with the increase of the prime rate, or conversely the margin decreases with a decrease in the prime rate.

  As the gap table shows, the Company is asset sensitive through the one year time horizon, with a cumulative one year sensitivity gap of 4.6% as a percentage of total interest-earning assets. To the extent consistent with interest rate objectives, the Company attempts to control its interest rate risk by originating for its portfolio primarily adjustable-rate mortgage loans, including equity lines of credit, emphasizing its private label credit card and shorter term balloon mortgage product within the fixed rate portfolio, purchasing adjustable rate and short term securities, matched with the use of short term borrowings. The Company will continuously monitor, and manage its interest rate sensitivity position.

         TABLE 11--TIME DEPOSITS, $100,000 AND OVER MATURITY SCHEDULE

      MATURITY PERIOD                                                 AMOUNT
      ---------------                                             --------------
                                                                  (IN THOUSANDS)
      Three months or less.......................................    $ 4,065
      More than three months through six months..................      6,847
      More than six months through twelve months.................      5,877
      More than twelve months....................................      2,763
                                                                     -------
      Total certificate accounts in excess of $100,000...........    $19,552
                                                                     =======

 Borrowed Funds

  The Company's borrowed funds include advances from the FHLB of Chicago, securities sold under agreements to repurchase and other borrowings.

  At December 31, 1996, the Company had FHLB advances of $35.0 million with an average rate of 6.48% maturing within one year, advances of $55.0 million with a weighted average rate of 5.64% maturing within two years and $803,000 with a rate of 2.5% maturing in the year 2003. At this date the Company had securities sold under agreement to repurchase of $45.5 million with a weighted average rate of 5.43% maturing within thirty days, and $23.7 million with a weighted average rate of 5.9% maturing within one year. The Company also had federal funds purchased of $32,000 with a weighted average rate of 7.0% which matured on January 2, 1997.

  At December 31, 1995, the Company had FHLB advances of $42.5 million with an average rate of 4.82% maturing within one year; advances of $25.0 million with a weighted average rate of 6.5% maturing within two years and $803,000 with a rate of 2.5% maturing in the year 2003. At this date the Company had securities sold under agreement to repurchase of $56.8 million with a weighted average rate of 5.9% due within thirty days, $5.0 million with a weighted average rate of 5.7% due within sixty days, and $15.0 million with a weighted average rate of 6.4% due within seventeen months. The Company also had other borrowings consisting of federal funds purchased with a weighted average rate of 5.9% which matured on January 2, 1996.

                           TABLE 12--BORROWED FUNDS

                                          FOR THE    FOR THE NINE     FOR THE
                                        YEAR ENDED   MONTHS ENDED   YEAR ENDED
                                       DEC. 31, 1996 DEC. 31, 1995 MAR. 31, 1995
                                       ------------- ------------- -------------
                                                      (THOUSANDS)
ADVANCES FROM THE FEDERAL HOME LOAN
 BANK:
Average balance outstanding..........    $ 90,653      $ 72,322       $66,380
Maximum outstanding at any month-end
 during the period...................      95,803        88,303        68,303
Balance outstanding at end of period.      90,803        78,303        63,303
Weighted average interest rate during
 the period..........................        5.78%         5.91%         4.93%
Weighted average interest rate at end
 of period...........................        5.93%         5.55%         5.48%
SECURITIES SOLD UNDER AGREEMENTS TO
 REPURCHASE:
Average balance outstanding..........    $ 80,558      $ 56,133       $13,796
Maximum outstanding at any month-end
 during the period...................     116,447        76,792        29,082
Balance outstanding at end of period.      69,147        76,792        21,398
Weighted average interest rate during
 the period..........................        5.64%         6.06%         4.92%
Weighted average interest rate at end
 of period...........................        5.59%         5.97%         6.10%
OTHER BORROWINGS:
Average balance outstanding..........    $ 29,131      $ 22,301       $13,417
Maximum outstanding at any month-end
 during the period...................      40,000        41,500        23,000
Balance outstanding at end of period.      32,000        41,500           --
Weighted average interest rate during
 the period..........................        5.31%         5.96%         3.95%
Weighted average interest rate at end
 of period...........................        7.00%         5.86%          --
TOTAL BORROWINGS:
Average balance outstanding..........    $200,342      $150,756       $93,593
Maximum outstanding at any month-end
 during the period...................     196,595       196,595       120,385
Balance outstanding at end of period.     191,950       196,595        84,701
Weighted average interest rate during
 the period..........................        5.66%         5.97%         4.79%
Weighted average interest rate at end
 of period...........................        5.99%         5.87%         5.64%

 Capital Resources

  Federally insured savings associations, such as Avondale, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). As shown in table 13, at December 31, 1996, Avondale had tangible capital of $58.9 million, or 9.9% of adjusted total assets, which is $50.0 million above the minimum leverage ratio requirement of 1.5% in effect on that date.

  The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. At December 31, 1996, Avondale had risk-based capital of $63.1 million and risk-weighted assets of $335.0 million; or capital of 19.0% of risk-weighted assets.

  The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is based upon the present value of expected cash flows from balance sheet assets, and liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital.

  OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

  The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

  Generally Tier 1 associations, such as Avondale, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of the association's net income for the most recent four quarter period. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. Avondale has not been notified of a need for more than normal supervision.

  Tier 1 associations proposing to make a capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank is also required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

                          TABLE 13--CAPITAL STANDARDS

                                                               AT DECEMBER 31,
                                                                     1996
                                                              ------------------
                                                              AMOUNT  PERCENTAGE
                                                              ------- ----------
                                                                (IN THOUSANDS)
      Tangible capital:
        Capital level........................................ $58,897    9.90%
        Requirement..........................................   8,923    1.50
                                                              -------   -----
        Excess............................................... $49,974    8.40%
                                                              =======   =====
      Core capital:
        Capital level........................................ $58,897    9.90%
        Requirement..........................................  17,846    3.00
                                                              -------   -----
        Excess............................................... $41,051    6.90%
                                                              =======   =====
      Risk-based capital:
        Capital level........................................ $63,088   18.99%
        Requirement..........................................  26,581    8.00
                                                              -------   -----
        Excess............................................... $36,507   10.99%
                                                              =======   =====

                                                 WELL                           ADEQUATELY                  UNDER
                            AVONDALE          CAPITALIZED                       CAPITALIZED              CAPITALIZED
                            -------- -------------------------------  -------------------------------  ----------------
Capital Ratios:
  Core capital.............   9.90%  (greater than or equal to) 5.0%  (greater than or equal to) 4.0%  (less than) 4.0%
  Tier 1 capital...........  17.57   (greater than or equal to) 6.0   (greater than or equal to) 4.0   (less than) 4.0
  Risk-based capital.......  18.99   (greater than or equal to) 10.0  (greater than or equal to) 8.0   (less than) 8.0

 Cash Flows

  In the year ended December 31, 1996 the Company experienced decreased securities of $131.9 million in order to fund the increased loan volume over the same period. Deposits decreased $5.2 million due to the sale of Avondale's Lake Forest branch. Borrowings also decreased $4.6 million for the year. As total assets decreased from $610.5 million for the year ended December 31, 1995 to $534.9 million for the year ended December 31, 1996. The Company also had purchased treasury stock of $10.5 million. In the year ended December 31, 1996 the Company also had a special FDIC insurance assessment of $2.3 million which negatively impacted cash flows. Other assets increased $9.9 million primarily due to the set up of an excess servicing asset with a balance on December 31, 1996 of $7.2 million for the excess servicing to be received from the sale of equity home loans, and an increase of $4.5 million of prepaid dealer fees paid on the mobile home loan portfolio.

  The Company has experienced increased borrowings over the nine months ended December 31, 1995, which has helped fund the increased loan volume and investments over the same period of time. The Company has experienced a decrease in the deposit base over the same period. The Company has the liquidity in their short term securities, or can access additional borrowings either through FHLB advances, securities sold under agreement to repurchase, or federal funds purchased, to meet this funding need.

  During the nine months ended December 31, 1995, the Company had refunded $40.8 million excess stock subscriptions received in the year ended March 31, 1995. The Company also expended approximately $512,000 on office properties and equipment. The Company expects to use approximately $1.8 million during the year ended December 31, 1996 to renovate branch offices, and to implement and upgrade data processing systems.

  There are no planned capital outlays which would be a significant burden on the Company's cash flows.

 Recent Accounting Pronouncements and Regulatory Issues

  In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which is effective for financial statements issued for the fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. Management believes that the adoption of SFAS 121 does not have a material effect on the Company's financial condition or results of operations.

  In May, 1995, FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122") "Accounting for Mortgage Servicing Rights," which is effective for fiscal years beginning after December 15, 1995. SFAS 122 provides guidance on the accounting for mortgage servicing rights and the evaluation and recognition of impairment of mortgage servicing rights. Management believes that the provisions of SFAS 122 does not currently have a material impact on the Company's financial condition or results of operations.

  In October, 1995, FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation." The accounting method for stock-based compensation provided in the statement, in particular for stock options, differs from APB Opinion No. 25, under which most of the accounting requirements for stock-based compensation were previously contained. The measurement and recognition provisions of the statement are effective in 1996. An entity that continues to apply Opinion 25 will be required to provide pro forma net income and earnings per share, as if the accounting method in SFAS No. 123 had been used for stock-based compensation costs. The Company has decided not to adopt the measurement recognition provisions of SFAS No. 123.

  Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" is effective for transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control is surrendered, and derecognizes liabilities when extinguished. The Company believes that the impact to the financial statements upon the adoption of SFAS 125 will not be material.

  There are no regulatory issues outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            AVONDALE FINANCIAL CORP.

                     1996 CONSOLIDATED FINANCIAL STATEMENTS

                            AVONDALE FINANCIAL CORP.

                           1996 FINANCIAL STATEMENTS

                                     INDEX

                                                                            PAGE
                                                                            ----
Independent Auditor's Report--Arthur Andersen LLP.........................   39
Statement of Management Responsibility....................................   40
Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995.   41
Consolidated Statements of Income for the Year Ended December 31, 1996,
 the Nine Months Ended December 31, 1995 and Year Ended March 31, 1995 ...   42
Consolidated Statements of Changes in Stockholders' Equity for the Year
 Ended December 31, 1996, the Nine Months Ended December 31, 1995 and Year
 Ended March 31, 1995 ....................................................   43
Consolidated Statements of Cash Flows for the Year Ended December 31,
 1996, the Nine Months Ended December 31, 1995 and Year Ended March 31,
 1995.....................................................................   44
Notes to the Consolidated Financial Statements............................   46

                                     LOGO

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Avondale Financial Corp.:

  We have audited the accompanying balance sheets of AVONDALE FINANCIAL CORP. (the "Company") as of December 31, 1996, and December 31, 1995, and the related statements of income, stockholders' equity and cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995, and the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avondale Financial Corp. as of December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows, for the periods then ended, in conformity with generally accepted accounting principles.

                                          LOGO

Chicago, Illinois,
February 8, 1997

LOGO

                    STATEMENT OF MANAGEMENT RESPONSIBILITY

  Avondale Financial Corp.'s management is responsible for the accompanying consolidated financial statements which have been prepared in conformity with generally accepted accounting principles. They are based on our best estimates and judgments. Financial information elsewhere in this annual report is consistent with the data presented in these statements.

  We acknowledge the integrity and objectivity of published financial data. To this end, we maintain an accounting system and related internal controls which we believe sufficient in all material respects to provide reasonable assurance that financial records are reliable for preparing financial statements and that assets are safeguarded from loss or unauthorized use.

  Our independent auditing firm, Arthur Andersen, LLP provides an objective review as to management's discharge of its responsibilities insofar as they relate to the fairness of reported operating results and the financial condition of the Company. This firm obtains and maintains an understanding of our accounting and financial controls and employs such testing and verification procedures as it deems necessary to arrive at an opinion on the fairness of the consolidated financial statements.

  The Board of Directors pursues its responsibilities for the accompanying consolidated financial statements through its Audit Committee. The Committee meets periodically with Avondale Financial Corp.'s internal auditor and/or independent auditors to review and approve the scope and timing of the internal and external audits and the findings therefrom. The Committee recommends to the Board of Directors the engagement of the independent auditors and the auditors have direct access to the Audit Committee.

LOGO                                                LOGO
              Robert S. Engelman, Jr.               Howard A. Jaffe
              President and                         Vice President and
              Chief Executive Officer               Chief Financial Officer

                            AVONDALE FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS

                                           DECEMBER 31, 1996 DECEMBER 31, 1995
                                           ----------------- -----------------
                                             (IN THOUSANDS EXCEPT PER SHARE
                                                          DATA)
ASSETS
Cash and due from banks...................     $  8,334          $  5,275
Interest-bearing deposits.................          740             1,067
                                               --------          --------
    Total cash and cash equivalents.......        9,074             6,342
Securities available-for-sale--At fair
 value (amortized cost Dec. 31, 1996--
 $36,037; Dec. 31, 1995--$76,198).........       35,901            77,879
Securities held-to-maturity--At amortized
 cost (fair value Dec. 31, 1996--$6,488;
 Dec. 31, 1995--$6,732)...................        6,498             6,880
Mortgage-backed securities available-for-
 sale--At fair value (amortized cost Dec.
 31, 1996--$136,214; Dec. 31, 1995--
 $218,643)................................      136,418           219,121
Mortgage-backed securities held-to-
 maturity--At amortized cost (fair value
 Dec. 31, 1996--$61,387; Dec. 31, 1995--
 $65,244).................................       61,438            64,734
Loans.....................................      324,508           221,927
Less: Allowance for loan losses...........       (7,208)           (3,460)
                                               --------          --------
    Loans, net............................      317,300           218,467
Federal Home Loan Bank stock--at cost.....        4,790             4,415
Office buildings and equipment, net.......        3,875             3,978
Other real estate owned, net..............          270               837
Accrued interest receivable...............        6,896             5,063
Prepaid expenses and other assets.........        4,547               516
Deferred income tax.......................        2,701             2,305
Excess servicing asset, net...............        5,863               --
                                               --------          --------
    Total assets..........................     $595,571          $610,537
                                               ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits..................................     $330,655          $335,861
Advances from Federal Home Loan Bank......       90,803            78,303
Securities sold under agreements to
 repurchase...............................       69,146            76,792
Other borrowings..........................       32,000            41,500
Advance payments by borrowers for taxes
 and insurance............................          931             1,455
Accrued interest payable..................        2,212             1,054
Income taxes payable......................          452                35
Other liabilities.........................        8,483             8,622
                                               --------          --------
    Total liabilities.....................      534,682           543,622
                                               --------          --------
Stockholders' Equity
Common stock ($.01 par: 10,000,000 shares
 authorized, 3,525,288 and 4,394,568
 shares issued and outstanding, at Dec.
 31, 1996 and 1995, respectively).........           44                44
Capital surplus...........................       43,199            43,018
Retained earnings.........................       31,031            26,815
Treasury stock (700,000 shares at cost)...      (10,496)              --
Unrealized net gain on securities
 available-for-sale, net of tax of $21 at
 Dec. 31, 1996 and $832 at Dec. 31, 1995..           33             1,313
Common stock acquired by ESOP.............       (1,693)           (2,116)
Unearned portion of restricted stock
 awards...................................       (1,229)           (2,159)
                                               --------          --------
    Total stockholders' equity............       60,889            66,915
                                               --------          --------
    Total liabilities and stockholders'
     equity...............................     $595,571          $610,537
                                               ========          ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            AVONDALE FINANCIAL CORP.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  FOR YEAR        FOR THE NINE       FOR YEAR
                                    ENDED         MONTHS ENDED        ENDED
                              DECEMBER 31, 1996 DECEMBER 31, 1995 MARCH 31, 1995
                              ----------------- ----------------- --------------
                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Loans.......................      $  24,842         $  13,536        $15,272
Securities..................          3,965             4,193          1,976
Mortgage-backed securities..         16,522            14,141         15,027
Other.......................            552               368            470
                                  ---------         ---------        -------
    Total interest income...         45,881            32,238         32,745
INTEREST EXPENSE:
Deposits....................         14,595            11,881         13,260
Advances from the Federal
 Home Loan Bank.............          5,236             3,470          3,271
Securities sold under
 agreements to repurchase...          4,541             2,587            676
Other borrowings............          1,545             1,003            625
                                  ---------         ---------        -------
    Total interest expense..         25,917            18,941         17,832
Net interest income.........         19,964            13,297         14,913
Provision for loan losses...          4,293             1,150            610
                                  ---------         ---------        -------
Net interest income after
 provision for loan losses..         15,671            12,147         14,303
NONINTEREST INCOME:
Net gains (losses) on
 trading activities.........            216                27            143
Net security gains (losses).          2,313             1,012         (6,446)
Net gains on sales of loans.          3,314                 9              6
Loan servicing income.......            751               106            147
Fees for other customer
 services...................            361               221            260
Gain on sale of branch......          2,922               --             --
Other operating income......            526               262            714
                                  ---------         ---------        -------
    Total noninterest income
     (expense)..............         10,403             1,637         (5,176)
NONINTEREST EXPENSE:
Salaries and employee
 benefits...................          8,193             4,061          5,343
Occupancy and equipment
 expenses, net..............          1,448             1,327          1,930
Federal deposit insurance
 premiums...................          2,886               594            916
Advertising and public
 relations..................            701               305            302
Data processing.............          1,615               730            748
Real estate owned (income)
 expense, net...............             35                24            (75)
Legal and professional......            531               404            362
Other operating expenses....          4,097             1,778          1,917
                                  ---------         ---------        -------
    Total noninterest
     expense................         19,506             9,223         11,443
Income before income taxes..          6,568             4,561         (2,316)
Provision (benefit) for
 income taxes...............          2,352             1,784           (896)
                                  ---------         ---------        -------
NET INCOME (LOSS)...........      $   4,216         $   2,777        $(1,420)
                                  =========         =========        =======
PER COMMON SHARE:
Primary Earnings per common
 share......................      $    1.13         $    0.69            n/a
Weighted average common
 shares outstanding.........      3,719,272         4,019,024            n/a

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            AVONDALE FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   YEAR ENDED DECEMBER 31, 1996; NINE MONTHS ENDED DECEMBER 31, 1995 AND YEAR
                              ENDED MARCH 31, 1995

                                                             UNREALIZED
                                                              NET GAIN
                                                             (LOSS) ON
                                                             SECURITIES  COMMON    UNEARNED
                                                             AVAILABLE-  STOCK    RESTRICTED     TOTAL
                          COMMON CAPITAL RETAINED  TREASURY   FOR-SALE  ACQUIRED    STOCK    STOCKHOLDERS'
                          STOCK  SURPLUS EARNINGS   STOCK    NET OF TAX BY ESOP     AWARDS      EQUITY
                          ------ ------- --------  --------  ---------- --------  ---------- -------------
                                                         (IN THOUSANDS)
BALANCE, MARCH 31, 1994.   $--   $   --  $25,458   $          $(1,524)  $   --     $   --      $ 23,934
Net Income (loss).......                  (1,420)                                                (1,420)
Change in unrealized net
 gain on securities
 available-for-sale, net
 of tax of $669.........                                        1,056                             1,056
                           ----  ------- -------   --------   -------   -------    -------     --------
BALANCE, MARCH 31, 1995.    --       --   24,038        --       (468)      --         --        23,570
Net Income..............                   2,777                                                  2,777
Issuance of 4,232,000
 shares of Common stock.     42   40,528                                                         40,570
Establishment of ESOP
 plan...................                                                 (2,962)                 (2,962)
Commitment to release
 84,640 ESOP shares.....             155                                    846                   1,001
Issuance of 162,568
 shares of restricted
 common stock...........      2    2,335                                            (2,337)         --
Net amortization of
 unearned portion of
 restricted stock.......                                                               178          178
Change in unrealized net
 gain on securities
 available-for-sale, net
 of tax of $1,129.......                                        1,781                             1,781
                           ----  ------- -------   --------   -------   -------    -------     --------
BALANCE, DECEMBER 31,
 1995...................     44   43,018  26,815        --      1,313    (2,116)    (2,159)      66,915
Net Income..............                   4,216                                                  4,216
Purchase of 700,000
 shares of Treasury
 Stock..................                            (10,496)                                    (10,496)
Commitment to release
 42,320 ESOP shares.....             181                                    423                     604
Net amortization of
 unearned portion of
 restricted stock.......                                                               930          930
Change in unrealized net
 gain on securities
 available-for-sale, net
 of tax of $(811).......                                       (1,280)                           (1,280)
                           ----  ------- -------   --------   -------   -------    -------     --------
BALANCE, DECEMBER 31,
 1996...................   $ 44  $43,199 $31,031   $(10,496)  $    33   $(1,693)   $(1,229)    $ 60,889
                           ====  ======= =======   ========   =======   =======    =======     ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            AVONDALE FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         FOR THE YEAR   FOR NINE   FOR THE YEAR
                                            ENDED     MONTHS ENDED    ENDED
                                         DECEMBER 31, DECEMBER 31,  MARCH 31,
                                             1996         1995         1995
                                         ------------ ------------ ------------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)......................    $  4,216    $   2,777     $ (1,420)
Adjustments to reconcile net income to
 net cash flows from operating
 activities:
 Depreciation..........................         997          829        1,081
 Amortization (accretion), net.........      (3,060)       1,280        3,358
 Unearned Restricted Stock.............         930       (2,159)         --
 Provision for loan losses.............       4,293        1,150          610
 Provision for deferred income taxes...         415         (210)         (93)
 Net gain (loss) on sales of securities
  available-for-sale...................      (2,529)      (1,039)       6,446
 Net gains on sales of loans...........      (3,314)         --           --
 Net gains on sales of other real
  estate owned.........................        (149)         (21)        (157)
 Net gains on sales of branch..........      (2,922)         --           --
 Net changes in:
  Income taxes receivable..............         --         1,951       (1,951)
  Prepaid expenses and other assets....      (4,033)         421          382
  Accrued interest receivable..........      (1,464)      (1,504)        (840)
  Income taxes payable.................         417           35         (269)
  Accrued interest payable.............       1,158          328         (172)
  Other liabilities....................        (543)      (2,959)       1,397
                                           --------    ---------     --------
Net cash flows provided by (used in)
 operating activities..................    $ (5,588)   $     879     $  8,372
                                           --------    ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities
 held-to-maturity......................         400        4,500        9,000
Purchases of securities held-to-
 maturity..............................         --        (1,000)      (5,400)
Purchases of Federal Home Loan Bank
 stock.................................        (375)        (500)         --
Proceeds from maturities of securities
 available-for-sale....................     123,120          --           --
Proceeds from sales of securities
 available-for-sale....................      52,750       26,555       29,716
Proceeds from sales of mortgage-backed
 securities available-for-sale.........     265,850      121,959       75,185
Purchases of securities available-for-
 sale..................................    (134,970)     (49,075)     (85,500)
Purchases of mortgage-backed securities
 available-for-sale....................    (207,222)    (165,728)     (42,839)
Purchases of mortgage-backed securities
 held-to-maturity......................      (4,424)     (29,207)     (62,642)
Principal collected on mortgage-backed
 securities held-to-maturity...........       7,893       16,499       15,710
Principal collected on mortgage-backed
 securities available-for-sale.........      27,994       12,943       24,794
Principal collected on securities
 available-for-sale....................         465          360          --
Proceeds from securitization and sale
 of loans..............................      73,989          --           --
Net (increase) decrease in loans,
 before securitization.................    (181,454)     (39,129)         411
Proceeds from sales of other real
 estate owned..........................       2,546          361        1,111
Proceeds from sales of office buildings
 and equipment.........................       3,985          --           --
Expenditures for office buildings and
 equipment.............................      (2,163)        (512)      (1,113)
                                           --------    ---------     --------
Net cash flows provided by (used in)
 investing activities..................    $ 28,384    $(101,974)    $(41,567)
                                           --------    ---------     --------

                            AVONDALE FINANCIAL CORP.

                                                                        FOR THE
                                             FOR THE YEAR   FOR NINE     YEAR
                                                ENDED     MONTHS ENDED   ENDED
                                             DECEMBER 31, DECEMBER 31, MARCH 31,
                                                 1996         1995       1995
                                             ------------ ------------ ---------
                                               (IN THOUSANDS EXCEPT PER SHARE
                                                            DATA)
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock conversion expenditures..............    $    --      $   (562)   $   --
Net decrease in deposits...................      (5,002)      (1,451)   (15,078)
Net decrease in advance payments by
 borrowers for taxes and insurance.........        (524)        (244)      (208)
Net increase (decrease) in securities sold
 under agreements to repurchase............      (7,646)      55,394     12,100
Net increase (decrease) in other
 borrowings................................      (9,500)      41,500     (3,000)
Proceeds from Federal Home Loan Bank
 advances..................................      62,500       25,000      5,000
Repayment of Federal Home Loan Bank
 advances..................................     (50,000)     (10,000)    (5,000)
Common stock subscription liability........         --           --      70,332
Increase shares outstanding................         --             2        --
Capital surplus............................         181        2,491        --
ESOP committed to be released..............         423          423        --
Purchase of treasury stock.................     (10,496)         --         --
Refund on excess stock subscriptions.......         --       (40,758)       --
                                               --------     --------    -------
Net cash flows provided by (used in)
 financing activities......................    $(20,064)    $ 71,795    $64,146
                                               --------     --------    -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...............................       2,732      (29,300)    30,951
CASH AND CASH EQUIVALENTS:
Beginning of period........................       6,342       35,642      4,691
                                               --------     --------    -------
End of period..............................    $  9,074     $  6,342    $35,642
                                               ========     ========    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..............................    $ 24,760     $ 18,614    $18,004
Income taxes paid..........................       1,935        1,750      1,440
NON CASH INVESTING ACTIVITIES:
Transfer of mortgage-backed securities from
 available-for-sale to held-to-maturity....         --      $ 11,882        --
Transfer of mortgage-backed securities from
 held-to-maturity to available-for-sale....         --      $125,311        --
NON CASH FINANCING ACTIVITIES:
Transfer of deposits to equity.............         --      $  9,784        --
Transfer common stock subscription
 liability to equity.......................         --        29,574        --
Reduction of prepaid conversion costs and
 reduction of capital......................         --        (1,200)       --
Transfer of other liabilities to capital...         --            12        --
Increase in prepaid expenses and increase
 in capital for ESOP.......................         --           423        --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           AVONDALE FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR YEAR ENDED DECEMBER 31, 1996; NINE MONTHS ENDED DECEMBER 31, 1995 ANDYEAR
                             ENDED MARCH 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of Avondale Financial Corp. (The "Company") and its wholly-owned subsidiary; Avondale Federal Savings Bank (the "Bank") conform with generally accepted accounting principles and to general practice within the savings and loan industry. The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

  NATURE OF OPERATIONS--The Company's lending products consist primarily of first and second mortgages including equity lines of credit, on owner-occupied and non-owner occupied and one to four family residences. The Company has expanded its wholesale distribution channels through third party brokers and other financial institutions to offer equity lines of credit in thirty-two states. In 1996 Avondale entered the private label credit business, offering credit cards through third party merchants. To a lesser extent, Avondale also originates multi-family, commercial real estate, construction, development, and consumer loans, including mobile home loans. The Company also offers investment products and insurance through its wholly-owned subsidiary, Avondale Financial Services, Inc. ("AFS"). Revenues are principally derived from interest on loans, investment securities and fee income.

  PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts and transactions of the Company, the Bank, and the Bank's wholly-owned subsidiaries, Avondale Financial Services and Avondale Community Development Corp. All material intercompany balances and transactions have been eliminated in consolidation.

  INVESTMENT AND MORTGAGE-BACKED SECURITIES--Effective March 31, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 ("SFAS 115")--"Accounting for Certain Investments in Debt and Equity Securities." As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity, and available-for-sale. The Company records the purchase of investments at settlement date, as opposed to trade date in accordance with industry practice. This has no material impact on the Company's financial statements.

  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. As in prior years, trading account securities are reported at fair value with unrealized gains and losses included in trading account activities. At December 31, 1996, December 31, 1995 and March 31, 1995, none of the Company's debt securities were held for trading purposes. Realized and unrealized gains and losses are included in the trading activity results in the Statement of Income.

  Securities that the Company has a positive intent and ability to hold to maturity are classified as held-to-maturity. Held-to-maturity securities are stated at cost, with premiums amortized and discounts accreted using the level-yield method, adjusted for actual prepayments and changes in prepayment assumptions.

  All other securities not classified as trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of retained earnings.

  Interest income on securities, including amortization of premiums and discounts on a level-yield method adjusted for actual prepayments and changes in prepayment assumptions, is included in income. Realized gains and losses as a result of security sales, are included in securities gains and losses in the Statement of Income, with the cost of securities sold determined on the specific identification basis.

  In the last quarter of 1995, the Financial Accounting Standards Board allowed a one time restructuring of the securities portfolio between held-to-maturity and available-for-sale categories. On December 31, 1995 the

                           AVONDALE FINANCIAL CORP.

Company moved securities with a book value and market value of $11.9 million from available-for-sale classification to held-to-maturity. At the same time the Company moved securities with a book value of $124.5 million and a market value of $125.3 million from held-to-maturity to available-for-sale; net of tax, equity increased $473,000 from this transfer.

  INTEREST ON LOANS--Interest on loans is recorded as earned. The accrual of interest income is generally discontinued on loans which are past due 90 or more days as to principal or interest payments or when management deems the loans or interest uncollectible in part or in full. When loans are placed on non-accrual status, interest previously accrued is charged against interest income. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

  LOAN ORIGINATION FEES, SERVICING FEES, AND PREMIUMS AND DISCOUNTS--Mortgage loan origination fees and certain related direct mortgage loan origination costs are deferred and the net amount is recognized over the contractual life of the loan as an adjustment to yield. Fees for servicing mortgage loan portfolios are generally recorded on the accrual basis. Premiums and discounts on mortgage loans purchased are amortized to income over the lives of the loans using the level yield method.

  ALLOWANCE FOR LOAN LOSSES--Provisions for loan losses are charged to operations based on management's evaluation of the potential losses in its loan portfolio. The major factors considered in evaluating potential losses are historical charge-off experience, delinquency rates, local and national economic conditions, the borrower's ability to repay, and the value of any related collateral. Management's estimate of fair value of the collateral considers the current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Recovery of the carrying value of such loans and related real estate is dependent, to a great extent, on economic, operating and other conditions that may be beyond the Company's control.

  SECURITIZATION--Certain home equity lines of credit are securitized and sold to investors with limited recourse. Upon sale the loans are removed from the balance sheet and a gain is recognized for the difference between the carrying value of the loans and the adjusted sales price. The adjusted sales price is determined based on a present value estimate of future cash flows for each loan pool sold. Future cash flows are based on the estimated future spread between the yield of the underlying loans sold and the securities issued and reflect estimates of prepayments, servicing fees, operating expenses and other factors. The resulting gain is reduced by applicable securitization costs and unamortized loan origination costs relating to the pool of loans sold. The gain represents excess servicing due the Company and is a component of the excess servicing asset. The gain is further reduced by establishing a reserve for estimated probable losses under limited recourse provisions. This reserve amount is netted against the excess servicing assets. The excess servicing asset is amortized as cash flows are received. The realizability of the expected future cash flows is evaluated periodically, and any impairment is recognized in income immediately.

  OTHER REAL ESTATE OWNED--Real estate owned represents real estate acquired by foreclosure or by deed in lieu of foreclosure. At the date of acquisition, such property is recorded at the lower of recorded value or fair value less estimated costs to sell. Subsequent to the acquisition, the real estate is adjusted to the lower of the net carrying value or the fair value less estimated costs to sell. Provisions for estimated losses required on the basis of later evaluations, gains or losses on sales, and net expenses incurred from maintaining such properties are included in other expense. The amounts that ultimately could be recovered from other real estate owned could differ materially from the amounts used in determining the net carrying value of the assets because of future market factors beyond the Company's control or changes in the Company's strategy for recovering its investment.

                           AVONDALE FINANCIAL CORP.

  OFFICE BUILDINGS AND EQUIPMENT--Office buildings and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method. The cost of leasehold improvements is amortized using the straight-line method over the term of the lease. Maintenance, repairs and minor improvements are charged to operating expense as incurred.

  ADVANCES FROM THE FEDERAL HOME LOAN BANK--Advances from the Federal Home Loan Bank consist of both variable and fixed rate borrowings generally for periods of two to three years.

  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE--The Company enters into sales of securities under agreements to repurchase, generally for periods of less than 90 days. Fixed coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. The cost of securities underlying the agreements remain in the asset accounts.

  OTHER BORROWINGS--Other borrowings consist primarily of Federal funds purchased usually for periods of one to thirty days.

  INCOME TAXES--The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effect of future taxable income or deductions resulting from differences in the financial statement and tax bases of assets and liabilities and the expected tax effect of carryforwards for tax purposes.

  CASH FLOW REPORTING--The Company uses the indirect method to report cash flows from operating activities. Net reporting of cash transactions has been used when the balance sheet items consist predominantly of maturities of three months or less, or where otherwise permitted. Other items are reported on a gross basis. Cash and cash equivalents consist of cash and due from banks, whether interest bearing or not.

  EARNINGS PER SHARE--Earnings per share are based upon the weighted average shares outstanding during the year taking into account dilutive stock options. In the years ended December 31, 1996 and December 31, 1995 the stock options had an anti-dilutive effect, and therefore were not included in the earnings per share calculation.

  RECLASSIFICATIONS--Certain reclassifications were made to the prior years' financial statements to make them consistent with the December, 1996 presentation.

  CHANGE IN FISCAL YEAR--On May 1, 1995, the Board of Directors of the Company resolved to change the Company's fiscal year end to December 31 from March 31.

  USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS--In March, 1995, FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which is effective for financial statements issued for the fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for

                           AVONDALE FINANCIAL CORP.

impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. Management believes that the adoption of SFAS 121 does not have a material effect on the Company's Balance Sheet or Statement of Income.

  In May, 1995, FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights", which is effective for fiscal years beginning after December 15, 1995. SFAS 122 provides guidance on the accounting for mortgage servicing rights and the evaluation and recognition of impairment of mortgage servicing rights. Management believes that the provisions of SFAS 122 does not have a material impact on the Company's Balance Sheet or Statement of Income.

  In October, 1995, FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation". The accounting method for stock-based compensation provided in the statement, in particular for stock options, differs from APB Opinion No. 25, under which most of the accounting requirements for stock-based compensation were previously contained. The measurement and recognition provisions of the statement are effective in 1996. An entity that continues to apply Opinion 25 will be required to provide pro forma net income and earnings per share, as if the accounting method in SFAS No. 123 had been used for stock-based compensation costs. The Company has decided not to adopt the measurement recognition provisions of SFAS No. 123. The pro forma disclosure is included in footnote 18.

  Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" is effective for transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, and entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control is surrendered, and derecognizes liabilities when extinguished. The Company believes that the impact to the financial statements upon the adoption of SFAS 125 will not be material.

2. SECURITIES

  The amortized cost, gross unrealized gains and losses and fair values of securities are summarized as follows (in thousands):

                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- -------
   AVAILABLE-FOR-SALE
    December 31, 1996
     U.S. Government agency
      securities:......................  $36,037    $   90     $ 226    $35,901
                                         =======    ======     =====    =======
    December 31, 1995
     U.S. Government agency
      securities:......................  $76,198    $1,681     $ --     $77,879
                                         =======    ======     =====    =======
   HELD-TO-MATURITY
    December 31, 1996
     U.S. Government agency notes:
      Federal Home Loan Bank...........  $ 6,498    $    1     $ (11)   $ 6,488
                                         =======    ======     =====    =======
    December 31, 1995
     U.S. Government agency notes:
      Federal Home Loan Bank...........  $ 6,880    $    1     $(149)   $ 6,732
                                         =======    ======     =====    =======

                           AVONDALE FINANCIAL CORP.

  The maturities of securities are as follows (in thousands):

                                             DECEMBER 31, 1996 DECEMBER 31, 1995
                                             ----------------- -----------------
                                             AMORTIZED  FAIR   AMORTIZED  FAIR
                                               COST     VALUE    COST     VALUE
                                             --------- ------- --------- -------
   AVAILABLE-FOR-SALE
    Term to Maturity
    Due one year or less...................   $   --   $   --   $ 5,477  $ 5,477
    Due after one year through five years..    21,665   21,654   61,736   63,379
    Due after five years through ten years.    14,372   14,247    8,985    9,023
                                              -------  -------  -------  -------
     Total.................................   $36,037  $35,901  $76,198  $77,879
                                              =======  =======  =======  =======
   HELD-TO-MATURITY
    Term to Maturity
    Due one year or less...................   $ 5,498  $ 5,498  $   394  $   394
    Due after one year through five years..       --       --     6,486    6,338
    Due after five years through ten years.     1,000      990
                                              -------  -------  -------  -------
     Total.................................   $ 6,498  $ 6,488  $ 6,880  $ 6,732
                                              =======  =======  =======  =======

  Proceeds from the sales of securities available-for-sale were $52,750,000 for the year ended December 31, 1996 and resulted in gross realized gains of $768,000 and gross realized losses of $8,000. Proceeds from the sales of securities available-for-sale were $26,555,000 for the nine months ended December 31, 1995 and resulted in gross realized gains of $55,000 and no gross realized losses. Proceeds from the sales of securities available-for-sale were $29,716,000 for the year ended March 31, 1995 and resulted in gross realized gains of $21,000 and gross realized losses of $305,000. There were no sales of securities held-to-maturity during the year ended December 31, 1996, nine months ended December 31, 1995 or year ended March 31, 1995.

  As of December 31, 1996 and December 31, 1995, the Company held structured notes with an amortized cost of $20,870,000 and $42,643,000, respectively and fair value of $20,735,000 and $43,547,000, respectively. These securities were issued by the Federal Home Loan Bank (FHLB) and Student Loan Marketing Association (SLMA). The structured notes are comprised primarily of securities which have coupon interest rates which "step up" periodically during the term to maturity.

  At December 31, 1996, securities with an amortized cost of $15,372,000 and a fair value of $15,236,000 were pledged to secure borrowings. At December 31, 1995, securities with an amortized cost of $27,945,000 and a fair value of $28,426,000 were pledged to secure borrowings.

                           AVONDALE FINANCIAL CORP.

3. MORTGAGE-BACKED SECURITIES

  The amortized cost, gross unrealized gains and losses and fair values of mortgage-backed securities are summarized as follows (in thousands):

                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
                                         COST      GAINS      LOSSES    VALUE
                                       --------- ---------- ---------- --------
AVAILABLE-FOR SALE
 December 31, 1996
  Collateralized Mortgage Obligations
   (CMO)
   Government and Agency.............. $  6,357    $    6     $(222)   $  6,141
   Private Issuer.....................   21,105        24      (516)     20,613
  GNMA Certificates...................  103,551       984       --      104,535
  FHLMC Certificates..................    2,780       --        (44)      2,736
  FNMA Certificates...................    2,421         2       (30)      2,393
                                       --------    ------     -----    --------
    Total............................. $136,214    $1,016     $(812)   $136,418
                                       ========    ======     =====    ========
 December 31, 1995
  Collateralized Mortgage Obligations
   (CMO)
   Government and Agency.............. $ 21,814    $   54     $(412)   $ 21,456
   Private Issuer.....................   74,495       323      (283)     74,535
  GNMA Certificates...................   38,362       420       --       38,782
  FHLMC Certificates..................   69,775       473      (245)     70,003
  FNMA Certificates...................   14,197       148       --       14,345
                                       --------    ------     -----    --------
    Total............................. $218,643    $1,418     $(940)   $219,121
                                       ========    ======     =====    ========
HELD-TO-MATURITY
 December 31, 1996
  Private Issuer Collateralized
   Mortgage Obligations............... $ 41,605    $  166     $(260)   $ 41,511
  GNMA Certificates...................    3,007       110       --        3,117
  FHLMC Certificates..................    1,036        22       --        1,058
  FNMA Certificates...................   15,790        59      (148)     15,701
                                       --------    ------     -----    --------
    Total............................. $ 61,438    $  357     $(408)   $ 61,387
                                       ========    ======     =====    ========
 December 31, 1995
  Private Issuer Collateralized
   Mortgage Obligations............... $ 37,090    $   34     $  (9)   $ 37,115
  GNMA Certificates...................    3,651       101       --        3,752
  FHLMC Certificates..................    1,336        28       --        1,364
  FNMA Certificates...................   17,612       169       (59)     17,722
  Other participation certificates....    5,045       246       --        5,291
                                       --------    ------     -----    --------
    Total............................. $ 64,734    $  578     $ (68)   $ 65,244
                                       ========    ======     =====    ========

  Proceeds from the sale of mortgage-backed securities available for sale were $265,850,000 for the year ended December 31, 1996 and resulted in gross realized gains of $2,151,000 and gross realized losses of $481,000. Proceeds from the sale of mortgage-backed securities available for sale were $121,959,000 for the nine months ended December 31, 1995 and resulted in gross realized gains of $1,013,000 and gross realized losses of $29,000. Proceeds from the sale of mortgage-backed securities available-for-sale were $75,185,000 for the year ended March 31, 1995 and resulted in no gross gains and gross realized losses of $6,161,000. There

                           AVONDALE FINANCIAL CORP.

were no sales of mortgage-backed securities held-to-maturity during the year ended December 31, 1996, nine months ended December 31, 1995, and year ended March 31, 1995.

  At December 31, 1996 and December 31, 1995, mortgage-backed securities with an amortized cost of $133,090,000 and $123,147,000, respectively, were pledged to secure borrowings.

  Mortgage-backed securities are composed of pass-through certificates representing interests in pools of fixed and variable interest rate single family mortgage loans originated for terms of 15, 30, or 40 years. However, very few of these loans have historically remained outstanding for their entire term and management anticipates similar repayments will occur in the future. Generally scheduled repayments gradually reduce the outstanding balance until the underlying property is sold and the loan paid off. CMOs consist of AAA, AA, A and BBB rated instruments which are purchased with initial expected maturities of three to seven years.

  As of December 31, 1996, the Company had no commitments to purchase mortgage-backed securities. As of December 31, 1995, the Company had commitments to purchase $5,850,000 of mortgage-backed securities.

4. LOANS

Loans are summarized as follows (in thousands):

                                 DECEMBER 31, PERCENTAGE DECEMBER 31, PERCENTAGE
                                     1996      OF TOTAL      1995      OF TOTAL
                                 ------------ ---------- ------------ ----------
   Mortgage loans:
     One-to-four family........    $101,066      31.02%    $107,294      48.76%
     Multi-family..............      23,765       7.29       28,556      12.98
     Commercial real estate....         --         --           307       0.14
     Construction or
      Development..............       2,191       0.67        2,737       1.24
     Equity lines of credit....     120,371      36.94       79,842      36.29
                                   --------     ------     --------     ------
   Total mortgage loans........     247,393      75.92      218,736      99.41
   Private label credit loans..      56,942      17.48          --         --
   Consumer loans..............      21,492       6.60        1,296       0.59
                                   --------     ------     --------     ------
   Gross loans.................     325,827     100.00%     220,032     100.00%
                                   --------     ------     --------     ------
   Less:
     Unearned discounts on
      loans purchased..........          19                      36
     Deferred loan fees
      (costs)..................       1,300                  (1,931)
     Allowance for loan losses.       7,208                   3,460
                                   --------                --------
     Loans, net................    $317,300                $218,467
                                   ========                ========

  Subject to favorable market conditions Avondale will continue to securitize the home equity line of credit portfolio, and as such the Company considers this home equity line of credit portfolio available for sale.

  As of December 31, 1996, and December 31, 1995 one to four family mortgage loans included $6,434,000 and $24,706,000, respectively, of loans secured by non-owner occupied properties.

  Equity lines of credit consist of first and second mortgage liens on both owner occupied and non-owner occupied properties, which generally have interest tied to the prime rate, maturities of 5 to 10 years and require

                           AVONDALE FINANCIAL CORP.

interest-only monthly payments until maturity. Outstanding equity lines of credit, and unused equity lines of credit are summarized as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
   First lien owner occupied..........................   $ 18,363     $19,872
   First lien non-owner occupied......................      2,062       3,339
                                                         --------     -------
       Total First Lien...............................     20,425      23,211
                                                         --------     -------
   Second lien owner occupied.........................     90,273      55,063
   Second lien non-owner occupied.....................        652       1,568
                                                         --------     -------
       Total Second Lien..............................     90,925      56,631
                                                         --------     -------
   Third lien owner occupied..........................      9,021         --
   Third lien non-owner occupied......................        --          --
                                                         --------     -------
       Total Third Lien...............................      9,021         --
                                                         --------     -------
       Total Equity Lines of Credit...................   $120,371     $79,842
                                                         ========     =======
   Unused Lines Outstanding
    First Lien........................................   $ 17,053     $13,402
    Second Lien.......................................     51,081      39,384
    Third Lien........................................      2,527         --
                                                         --------     -------
       Total Unused Lines of Credit...................   $ 70,661     $52,786
                                                         ========     =======

  The Company has both adjustable and fixed rate loans. At December 31, 1996, adjustable interest rate loans totaled $214,082,000 and fixed rate loans totaled $111,755,000. At December 31, 1995, adjustable interest rate loans totaled $158,631,000 and fixed rate loans totaled $61,401,000. The adjustable interest rate loans all have terms to rate adjustment of one year or less. The adjustable rate loans have interest adjustment caps and are generally indexed based on the prime rate. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

  There were no loans outstanding to directors, and executive officers at December 31, 1996 or at December 31, 1995. Additionally, there were no unused lines of credit to directors and executive officers at December 31, 1996 or December 31, 1995. Such loans are made on substantially the same terms as those for other customers.

  The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.

  Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
   Unused home equity lines of credit................    $ 70,661     $52,786
   Unused private label credit lines.................     129,327         --
   Commitments to originate mortgage loans...........      46,015      17,737
                                                         --------     -------
       Total.........................................    $246,003     $70,523
                                                         ========     =======

                           AVONDALE FINANCIAL CORP.

  As of December 31, 1996, commitments to originate mortgage loans included no commitments to originate fixed rate mortgage loans.

  As of December 31, 1995, commitments to originate mortgage loans included $5,390,000 of commitments to originate fixed rate mortgage loans with interest rates ranging from 7.50% to 9.63%.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but many include single and multi-family residential properties and income-producing commercial real estate properties.

5. ALLOWANCES FOR LOAN LOSSES

  Activity in the allowance for loan losses are summarized as follows (in thousands):

                                                 YEAR     NINE MONTHS    YEAR
                                                ENDED        ENDED       ENDED
                                             DECEMBER 31, DECEMBER 31, MARCH 31,
                                                 1996         1995       1995
                                             ------------ ------------ ---------
   Balance, beginning of period.............    $3,460       $2,796     $2,809
   Provision charged to operations..........     4,293        1,150        610
   Charge-off...............................      (754)        (502)      (626)
   Recoveries...............................       209           16          3
                                                ------       ------     ------
   Balance, end of period...................    $7,208       $3,460     $2,796
                                                ======       ======     ======

  The balance of non-accrual loans at December 31, 1996, December 31, 1995 and March 31, 1995 was approximately $5,294,000, $4,388,000, and $4,115,000, respectively. The interest income that would have been recorded under the original terms of such loans during the year ended December 31, 1996, nine months ended December 31, 1995, and year ended March 31, 1995 was $264,000, $265,000, and $245,000, respectively. During the year ended December 31, 1996, nine months ended December 31, 1995, and year ended March 31, 1995 the amounts that were included in interest income on such loans were $389,000, $90,000 and $173,000, respectively.

  As of April 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 114 requires the Company to establish a valuation allowance when it is probable that all the principal and interest under the contractual terms of a loan will not be collected. The Company considers all nonaccrual loans to be impaired.

  Included in the total balance of impaired loans were $5,294,000 and $4,388,000 of nonaccrual loans at December 31, 1996 and December 31, 1995, respectively. All of these loans were measured based on the fair value of collateral. There were no other impaired loans as of December 31, 1996 or December 31, 1995.

6. LOAN SERVICING

  Mortgage loans serviced for others are not included in the accompanying statements of consolidated financial condition. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers. At

                           AVONDALE FINANCIAL CORP.

December 31, 1996, December 31, 1995 and March 31, 1995 the Company was servicing loans for the benefit of others with aggregate unpaid principal balances of $75,361,000, $759,000 and $983,000, respectively. The large increase in loans serviced for others was the result of the securitization and sale of approximately $74,699,000 of home equity lines of credit.

7. SECURITIZATION

  In November, 1996 the Company securitized and sold $74,699,000 of its home equity lines of credit to investors with limited recourse, retaining servicing rights to these assets. The Company retained a participation interest in the trust, reflecting the excess of the total amount of loans transferred to the trust over the portion represented by certificates sold to investors. The retained participation interest in the equity line of credit trust was $1,526,000. This transaction was treated as sale in accordance with Statement of Financial Accounting Standards No. 77 ("SFAS 77"), "Reporting by Transferors for Transfers of Receivables with Recourse". In conjunction with this transaction the Company recorded an excess servicing asset of $7.9 million, which represents the estimated present value of future cash flows due the Company. This amount, reduced by the $2.0 million estimated over the life recourse reserve is reflected in the balance sheet as "Excess servicing asset, net." The Company also recorded a net gain of $3.3 million which represents the difference between the present value of estimated future cash flows less the over the life recourse reserve and other securitization related expenses. The realizability of the expected future cash flows is evaluated periodically, and any impairment is recognized in income immediately. Securitization income along with fees paid to the Company to service the securitized loan pools, are reported in the accompanying consolidated statements of income as a component of loan servicing income. This amount totaled $127,000.

8. OFFICE PROPERTIES AND EQUIPMENT

  Office properties and equipment are summarized as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
   Land...............................................    $  607      $   928
   Buildings and improvements.........................     2,228        2,890
   Leasehold improvements.............................     1,838        1,708
   Furniture and equipment............................     3,741        5,192
                                                          ------      -------
                                                           8,414       10,718
   Less allowances for depreciation & amortization....     4,539        6,740
                                                          ------      -------
     Total............................................    $3,875      $ 3,978
                                                          ======      =======

9. OTHER REAL ESTATE OWNED (OREO)

  Other real estate owned is summarized as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
   Real estate acquired through foreclosure...........     $270         $837
                                                           ====         ====

  No valuation allowances were established for other real estate owned during the year ended December 31, 1996, the nine months ended December 31, 1995 or the year ended March 31, 1995. Real estate owned consists

                           AVONDALE FINANCIAL CORP.

primarily of one to four family residences. Real Estate owned income (expense) is summarized as follows (in thousands):

                                                YEAR     NINE MONTHS    YEAR
                                               ENDED        ENDED       ENDED
                                            DECEMBER 31, DECEMBER 31, MARCH 31,
                                                1996         1995       1995
                                            ------------ ------------ ---------
   Gain on sales of OREO...................     $256         $ 38       $176
   Loss on sales of OREO...................     (107)          (2)        (9)
   Provision for losses on OREO............       --           --         --
   Other REO expenses......................     (184)         (60)       (92)
                                                ----         ----       ----
     Other Real estate owned income
      (expense)-net........................     $(35)        $(24)      $ 75
                                                ====         ====       ====

10. ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
   Loans..............................................    $4,852       $1,636
   Securities available-for-sale......................       473        1,294
   Mortgage-backed securities available-for-sale......       898        1,558
   Securities held-to-maturity........................       108           91
   Mortgage-backed securities held-to-maturity........       565          484
                                                          ------       ------
     Total............................................    $6,896       $5,063
                                                          ======       ======

11. DEPOSITS

  Deposit accounts are summarized as follows (dollars in thousands):

                              DECEMBER 31, 1996                DECEMBER 31, 1995                  MARCH 31, 1995
                       -------------------------------- -------------------------------- --------------------------------
                         WEIGHTED                         WEIGHTED                         WEIGHTED
                         AVERAGE             PERCENTAGE   AVERAGE             PERCENTAGE   AVERAGE             PERCENTAGE
                       NOMINAL RATE BALANCE   OF TOTAL  NOMINAL RATE BALANCE   OF TOTAL  NOMINAL RATE BALANCE   OF TOTAL
                       ------------ -------- ---------- ------------ -------- ---------- ------------ -------- ----------
Demand accounts:
 Non-interest bearing
  demand accounts....      0.00%    $  5,876     1.78%      0.00%    $  4,373     1.30%      0.00%    $  3,670     1.06%
 NOW accounts........      1.98        9,303     2.81       1.94       10,042     2.99       1.93        9,651     2.78
 Money market
  accounts...........      3.95       50,416    15.25       4.04       77,900    23.19       4.90       86,968    25.06
                           ----     --------   ------       ----     --------   ------       ----     --------   ------
  Total Demand.......      3.32       65,595    19.84       3.59       92,315    27.48       4.44      100,289    28.89
Passbook and
 statement accounts
 of deposits.........      3.38       74,099    22.41       2.81       63,867    19.02       2.81       78,215    22.53
                           ----     --------   ------       ----     --------   ------       ----     --------   ------
Certificate accounts:
 Within one year:
 7-91 day
  certificates of
  deposit............      4.24        4,116     1.24       4.95        6,671     1.98       4.51        7,430     2.14
 Six month
  certificates of
  deposit............      5.17       46,527    14.07       5.44       66,620    19.84       5.32       60,290    17.37
 Other...............      5.71       80,452    24.33       5.77       51,150    15.23       5.11       40,714    11.73
 Certificates of
  deposit maturing
  after one year.....      6.12       45,226    13.68       6.25       46,011    13.70       6.04       45,686    13.16
 One-and-one-half-
  year to ten-year
  IRA certificates of
  deposit............      5.59       14,640     4.43       5.57        9,227     2.75       4.86       10,335     2.98
                           ----     --------   ------       ----     --------   ------       ----     --------   ------
  Total certificates
   of deposit........      5.64      190,961    57.75       5.72      179,679    53.50       5.38      168,592    48.57
                           ----     --------   ------       ----     --------   ------       ----     --------   ------
  Total Deposits.....      4.67%    $330,655   100.00%      4.60%    $335,861   100.00%      4.53%    $347,096   100.00%
                           ====     ========   ======       ====     ========   ======       ====     ========   ======

  Certificates of deposit in excess of $100,000 at December 31, 1996, December 31, 1995 and March 31, 1995 aggregated $19,552,000, $17,720,000 and
$11,394,000, respectively. Deposits in excess of $100,000 are not insured by the F.D.I.C.

                           AVONDALE FINANCIAL CORP.

  Maturities of certificate accounts are summarized as follows (in thousands):

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
   Maturing
     Within 12 months..............................................   $158,425
     Beyond 12 months but within 24 months.........................     28,620
     Beyond 24 months but within 36 months.........................        945
     Beyond 36 months..............................................      2,971
                                                                      --------
       Total.......................................................   $190,961
                                                                      ========

Interest expense on deposits consists of the following (in thousands):

                                                 YEAR     NINE MONTHS    YEAR
                                                ENDED        ENDED       ENDED
                                             DECEMBER 31, DECEMBER 31, MARCH 31,
                                                 1996         1995       1995
                                             ------------ ------------ ---------
   NOW accounts.............................   $   189      $   141     $   199
   Money market accounts....................     2,554        2,802       3,617
   Passbook accounts........................     2,135        1,362       1,983
   Certificate accounts.....................     9,717        7,576       7,461
                                               -------      -------     -------
     Total..................................   $14,595      $11,881     $13,260
                                               =======      =======     =======

12. ADVANCES FROM THE FEDERAL HOME LOAN BANK

  Advances from the Federal Home Loan Bank of Chicago are summarized as follows (in thousands):

                                DECEMBER 31, 1996         DECEMBER 31, 1995
                            ------------------------- -------------------------
                                    WEIGHTED  FISCAL          WEIGHTED  FISCAL
                                    AVERAGE  YEAR OF          AVERAGE  YEAR OF
                            BALANCE   RATE   MATURITY BALANCE   RATE   MATURITY
                            ------- -------- -------- ------- -------- --------
   Fixed Rate:.............                    1996   $25,000   4.15%    1996
                            $25,000   6.79%    1997    25,000   6.79     1997
                                803   2.50     2003       803   2.50     2003
   Variable Rate:..........                            17,500   5.77     1996
                             10,000   5.69     1997    10,000   5.78     1997
                             55,000   5.64     1998
                            -------   ----            -------   ----
     Total................. $90,803   5.93%           $78,303   5.55%
                            =======   ====            =======   ====

  As collateral for the advances from Federal Home Loan Bank of Chicago, the Company has pledged its stock in the Federal Home Loan Bank of Chicago and is required to maintain certain qualifying first mortgage loans or mortgage-backed securities in an amount equal to at least 170 percent of the outstanding advances.

                           AVONDALE FINANCIAL CORP.

13. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Securities sold under agreements to repurchase are summarized as follows (in thousands):

                                                        SECURITIES SOLD UNDER
                                                      AGREEMENTS TO REPURCHASE
                                                     ---------------------------
                                                                      REPURCHASE
                                                     CARRYING  FAIR   LIABILITY
                                                      AMOUNT   VALUE    AMOUNT
                                                     -------- ------- ----------
   December 31, 1996
  -----------------------
    Mortgage-backed securities...................... $65,097  $65,615  $60,451
    Government agencies.............................   9,373    9,327    8,695
                                                     -------  -------  -------
       Total........................................ $74,470  $74,942  $69,146
                                                     =======  =======  =======
   December 31, 1995
  -----------------------
    Mortgage-backed securities...................... $60,032  $60,293  $56,351
    Government agencies.............................  20,094   20,451   20,441
                                                     -------  -------  -------
       Total........................................ $80,126  $80,744  $76,792
                                                     =======  =======  =======

14. OTHER BORROWINGS

  Other borrowings, which consist of federal funds purchased, are summarized as follows (in thousands):

            December 31, 1996.................... $32,000
            December 31, 1995....................  41,500

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                            DECEMBER 31, 1996 DECEMBER 31, 1995
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             AMOUNT   VALUE    AMOUNT   VALUE
                                            -------- -------- -------- --------
                                                      (IN THOUSANDS)
   ASSETS
   Cash and due from depository
    institutions........................... $  8,334 $  8,334 $  5,275 $  5,275
   Interest-bearing deposits...............      740      740    1,067    1,067
   Securities available-for-sale...........   35,901   35,901   77,879   77,879
   Securities held-to-maturity.............    6,498    6,488    6,880    6,732
   Mortgage-backed securities available-
    for-sale...............................  136,418  136,418  219,121  219,121
   Mortgage-backed securities held-to-
    maturity...............................   61,438   61,387   64,734   65,244
   Loans...................................  317,300  320,229  218,467  219,590
   Federal Home Loan Bank stock............    4,790    4,790    4,415    4,415
   LIABILITIES:
   Deposits................................  330,655  331,378  335,861  336,815
   Advances from the Federal Home Loan
    Bank...................................   90,803   90,713   78,303   78,582
   Securities sold under agreements to
    repurchase.............................   69,146   69,101   76,792   76,993
   Other borrowings........................   32,000   32,000   41,500   41,500
   OFF-BALANCE SHEET INSTRUMENTS:
   Commitments to extend credit............      --       --       --       --
   Commitments to purchase securities......      --       --       --       --

                           AVONDALE FINANCIAL CORP.

  CASH AND DUE FROM DEPOSITORY INSTITUTIONS, INTEREST-BEARING DEPOSITS AND FHLB STOCK--For cash and due from depository institutions, interest-bearing deposits and FHLB stock, the carrying amount is a reasonable estimate of fair value.

  SECURITIES AVAILABLE-FOR-SALE--For securities available-for-sale, fair values are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted prices for similar securities.

  SECURITIES HELD-TO-MATURITY--For securities held-to-maturity, fair values are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted prices for similar securities.

  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE--For mortgage-backed securities available-for-sale, fair values are based on quoted prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted prices for similar securities. For mortgage-backed securities available-for-sale, fair value is based on similar securities with quoted market prices and adjusted for any differences in credit ratings or maturities.

  MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY--Estimated fair value of mortgage-backed securities held-to-maturity is based on similar securities with quoted market prices and adjusted for any differences in credit ratings or maturities.

  LOANS--For certain homogeneous categories of loans, such as fixed rate residential mortgages, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For adjustable rate mortgages the carrying amount less a reserve for delinquencies approximates fair value.

  DEPOSITS--The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

  ADVANCES FROM THE FEDERAL HOME LOAN BANK--The fair value of advances from the Federal Home Loan Bank is based on similar remaining term borrowings.

  OTHER BORROWINGS--The fair value of other borrowings is based on quoted market prices for similar borrowings.

  COMMON STOCK SUBSCRIPTION LIABILITY--For capital stock subscriptions, the carrying amount is a reasonable estimate of fair value.

  COMMITMENTS TO EXTEND CREDIT--The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparty. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

  COMMITMENTS TO PURCHASE SECURITIES--The fair value of commitments to purchase securities is based on quoted market prices for similar securities.

                           AVONDALE FINANCIAL CORP.

16. COMMITMENTS AND CONTINGENCIES

  The Company leases office space used for branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

                                                          GROSS  SUBLEASE
                                                          RENTS   RENTS    NET
                                                          ------ -------- ------
   1997.................................................. $1,097  $  366  $  731
   1998..................................................  1,088     371     717
   1999..................................................  1,071     386     685
   2000..................................................  1,080     392     688
   2001 and thereafter...................................    739      40     699
                                                          ------  ------  ------
       Total............................................. $5,075  $1,555  $3,520
                                                          ======  ======  ======

  Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain of these leases also provide for increased rental payments based on increases in the Consumer Price Index.

  During the fiscal year ended March 31, 1993 the Company has recorded a provision for the abandonment of most of its leased space in the amount of $6,000,000. As of December 31, 1996, approximately 76% of the leased space to be abandoned had been subleased. The future minimum annual rental commitments under these subleases are shown above.

  Gross rental expense for the year ended December 31, 1996, nine months ended December 31, 1995, and year ended March 31, 1995, amounted to $1,641,000, $1,088,000, and $1,463,000, respectively.

  The Bank is required to maintain certain deposit balances in accordance with Federal Reserve Bank requirements. The required balances at December 31, 1996 approximated $459,000.

  In the normal course of the banking business, these are various commitments, legal proceedings and contingencies which are not material to the accompanying consolidated financial statements. Management believes its accruals for such matters are adequate as of December 31, 1996.

17. CAPITAL STANDARDS

  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

                           AVONDALE FINANCIAL CORP.

  As of December 31, 1996, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Bank's actual capital amounts and ratios are presented in the table. There was no deduction from capital for interest-rate risk.

                                                                    TO BE WELL
                                                                CAPITALIZED UNDER
                                                FOR CAPITAL     PROMPT CORRECTIVE
                               ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                          -----------------  -----------------  ------------------
                            AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                          ----------- -----  ----------- -----  ------------ -----
As of December 31, 1996:
 Total Capital..........  $63,088,000 18.99% $26,581,000 8.00%  $ 33,226,000 10.00%
  (to Risk Weighted
   Assets)
 Tier 1 Capital.........   58,897,000 17.57%  13,290,000 4.00%    19,936,000  6.00%
  (to Risk Weighted
   Assets)
 Tier 1 Capital.........   58,897,000  9.89%  23,820,000 4.00%    29,777,000  5.00%
  (to Average Assets)
As of December 31, 1995:
 Total Capital..........   62,558,000 23.29%  21,488,000 8.00%    26,860,000 10.00%
  (to Risk Weighted
   Assets)
 Tier 1 Capital.........   59,254,000 22.06%  10,744,000 4.00%    16,116,000  6,00%
  (to Risk Weighted
   Assets)
 Tier 1 Capital.........   59,254,000 14.10%  16,805,000 4.00%    21,006,000  5.00%
  (to Average Assets)

18. EMPLOYEE BENEFIT PLANS

  The Bank has a profit-sharing plan which covers substantially all of the Bank's employees. Prior to January 1, 1995, the plan had provided for contributions by the Bank in amounts as declared by the Board of Directors to a maximum of 15 percent of the participant's compensation and, for voluntary employee contributions, to a maximum of ten percent of each participant's compensation. Effective January 1, 1995, the Board of Directors of the Bank adopted a resolution to amend and restate the profit-sharing plan to incorporate a 401-k feature, which includes an employer matching contribution. For 1996 the employee match was 50% of the employee contributions up to 2% of salary and 25% of the employee contributions for the next 4% of salary, with a maximum match of $500.00. The match was made to employees and officers below the rank of senior vice president. The Bank accrued as compensation expense for the matching contribution $13,780 for the year ended December 31, 1996, $17,000 for the nine months ending December 31, 1995 and no contribution for the previous year ended March 31, 1995.

  Effective February 1, 1995, the Board of Directors of the Bank adopted an unfunded deferred compensation plan whereby directors and executive officers may elect to defer receipt of fees and other compensation otherwise payable for services as a director or executive officer in accordance with the provisions of the plan. As of December 31, 1996 and 1995 and March 31, 1995, there were $337,000, $167,000 and none, respectively of fees or compensation deferred in this plan. In addition effective in 1996, Directors must elect to receive a portion of their fee in shares of Avondale Financial Corp. common stock. Stock received may also be deposited in the unfunded deferred compensation plan. As of December 31, 1996, 4,800 shares of common stock were deposited into the deferred plan.

                           AVONDALE FINANCIAL CORP.

1995 STOCK OPTION AND INCENTIVE PLAN

  On October 24, 1995, the stockholders approved the 1995 Stock Option and Incentive Plan (the "Plan") which authorizes the issuance of up to 423,200 shares of the Company's common stock, including the granting of non-qualified and qualified stock options, stock appreciation rights and limited stock appreciation rights.

  Subject to the terms and provisions of the Plan, stock options may be granted to directors or employees at any time and from time to time as shall be determined by the Compensation Policy Committee of the Board of Directors. The Committee shall have discretion in determining the number of shares subject to options granted to each recipient.

  As of December 31, 1995 the Company had issued 159,812 nonqualified stock options at $14.375. If not exercised, all outstanding nonqualified options will expire on October 23, 2005. During 1996 the Company under the terms of the 1995 Stock Option and Incentive Plan issued an additional 1,270 nonqualified stock options at $13.50. During 1996, no nonqualified stock options were exercised, lapsed or canceled.

  As of December 31, 1995 the Company issued 177,577 incentive stock options at $14.375. If not exercised, all outstanding incentive stock options will expire on October 23, 2005. All options will vest over a five year period, therefore no options are exercisable as of December 31, 1995. During 1996, the Company under the terms of the 1995 Stock Option and Incentive Plan issued an additional 24,750 shares between $13.00 and $14.375, the market price at the time of issuance. During 1996 no incentive stock options were exercised and 8,500 shares were canceled.

  No compensation expense was recorded upon issuance of the stock options, since the exercise option price was market value at the respective dates of the grants.

  The following table summarizes stock-based compensation options and their related weighted average grant-date fair values for the year ended December 31, 1996 and the nine month period ended December 31, 1995 (rounded to the nearest thousand except weighted average fair value data):

                                              YEAR ENDED      NINE MONTHS ENDED
                                          DECEMBER 31, 1996   DECEMBER 31, 1995
                                          ------------------- ------------------
                                                    WEIGHTED           WEIGHTED
                                          OPTION    AVERAGE   OPTION   AVERAGE
                                          SHARES   FAIR VALUE SHARES  FAIR VALUE
                                          -------  ---------- ------- ----------
   Balance, beginning of period.......... 337,389    $7.000       --    $  --
     Granted.............................  26,020     7.044   337,389    7.000
     Exercised...........................     --        --        --       --
     Forfeited...........................  (8,500)    7.039       --       --
                                          -------    ------   -------   ------
   Balance, end of period................ 354,909    $7.002   337,389   $7.000
                                          =======    ======   =======   ======
   Options Exercisable...................  66,078    $7.000       --    $  --
                                          =======    ======   =======   ======


  Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share after the effect of income taxes would have been reduced to the following pro forma amounts (rounded to the nearest thousand except per share data):

                                                                    NINE MONTHS
                                                        YEAR ENDED     ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
                                                       ------------ ------------
   Net Income: As reported........................        $4,216       $2,777
   Pro Forma......................................        $3,594       $2,662
   Earning Per Share: As reported.................        $ 1.13       $ 0.69
   Pro Forma......................................        $ 0.97       $ 0.66

                           AVONDALE FINANCIAL CORP.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk free interest rates of 6.01, 6.67 and 7.01 percent for the 1996 Plan options and 6.66 percent for the 1995 Plan options; no dividends; expected lives of 10 years; expected volatility of 19.48, 18.15, 18.90 and 17.29 percent.

RECOGNITION AND RETENTION PLAN

  On October 24, 1995, the stockholders approved the Recognition and Retention Plan (the "RRP") which authorizes the issuance of up to 169,280 shares of the Company's common stock, as restricted stock.

  Subject to the terms and provisions of the RRP, restricted stock may be granted to employees at any time and from time to time as shall be determined by the Compensation Policy Committee of the Board of Directors. The Committee shall have discretion in determining the number of shares subject to options granted to each recipient.

  As of December 31, 1995, 162,568 restricted stock shares were awarded without payment to the Company. Recipients have all of the rights of stockholders, except that the shares cannot be disposed of until the restrictions have lapsed. On the date of grant, the market price of the shares was added to common stock and capital surplus and an equal amount was deducted from stockholders' equity (unearned portion of restricted stock awards). The unearned portion is being amortized to expense over the five-year vesting period on the straight-line method.

  During 1996, under the terms of the RRP Plan an additional 2,250 shares of Company Stock were awarded. Additionally during the year 9,000 shares were canceled under terms of the Plan.

  Amortization of the restricted stock awards was approximately $930,000 for the year ending December 31, 1996 and $177,000 for the nine months ending December 31, 1995.

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

  On April 3, 1995, the Plan of Conversion (the "Plan"), converting the Bank from a Federally chartered mutual savings bank to a Federally chartered stock savings bank was completed resulting in the sale of 4,232,000 shares of the Holding Company at a price of $10.00 per share ($.01 par value). In connection with the Plan, the Bank established an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP was established for all employees that are 21 or older and have completed one year of service with the Company. The ESOP borrowed $2,962,000 from the Company and used the funds to purchase 296,240 shares of the common stock of the Company issued in the conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of seven years. Collateral for the loan is the common stock purchased for the ESOP. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits vest over a five year period.

  Vesting is accelerated upon retirement, death, or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. The Company recorded $603,800, $585,500 and $423,200 of compensation expense under the ESOP for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively.

                            AVONDALE FINANCIAL CORP.

19. PROVISION FOR RESTRUCTURING

  During the fiscal year ended March 31, 1993, the Company performed a comprehensive analysis of its operating performance. As a result of this analysis, the Company commenced a major business restructuring which necessitated a charge of $8,500,000 to the March 31, 1993 financial statements. This restructuring focused on three major areas. First, the restructuring of personnel levels at a cost of approximately $1,300,000 was completed during the fiscal year ended March 31, 1994. Second, the Company restructured the employee compensation and benefits programs; including a curtailment loss from the termination of the Company's pension plan of approximately $700,000 which was paid out during the fiscal year ended March 31, 1994. Third, it was determined that the Company had significant excess occupancy space. Consequently, the Company plans to relocate all business functions from its 20 North Clark Street, Chicago, Illinois location with the exception of the first floor retail banking space to other facilities. Approximately $6,500,000 of the above restructuring charge represented the cost of this relocation, including $6,000,000 write-off of the estimated value of the leased space to be abandoned, and $500,000 write-off of leasehold improvements, which will not result in any significant cash expenditures beyond the Company's current lease commitments. The Company has been relocating business functions as office space becomes subleased. As of December 31, 1996, approximately 76% of the available space had been subleased.

  As of December 31, 1996, December 31, 1995, and March 31, 1995, $4,702,000,
$3,217,000, and $2,788,000, respectively, of actual costs have been charged to the restructuring accrual.

20. INCOME TAXES

  The provision for income taxes consists of the following (in thousands):

                                                            FOR NINE
                                               FOR YEAR      MONTHS    FOR YEAR
                                                ENDED        ENDED       ENDED
                                             DECEMBER 31, DECEMBER 31, MARCH 31,
                                                 1996         1995       1995
                                             ------------ ------------ ---------
Current....................................     $1,937       $1,574      $(803)
Deferred...................................        415          210        (93)
                                                ------       ------      -----
Provision (benefit) for income taxes before
 extraordinary item and cumulative effect
 of accounting change......................      2,352        1,784       (896)
Current tax benefit on extraordinary item..        --           --         --
Current tax expense on cumulative effect of
 accounting change.........................        --           --         --
                                                ------       ------      -----
    Total income tax provision (benefit)...     $2,352       $1,784      $(896)
                                                ------       ------      -----

  The differences between recorded income taxes and the amount computed at the statutory Federal income tax rates are as follows:

                                           FOR YEAR   FOR NINE MONTHS FOR YEAR
                                            ENDED          ENDED        ENDED
                                         DECEMBER 31,  DECEMBER 31,   MARCH 31,
                                             1996          1995         1995
                                         ------------ --------------- ---------
Statutory rate..........................    34.00%         34.00%      (34.00)%
State income taxes......................     1.94           0.60        (6.90)
Other...................................    (0.13)          4.50         2.20
                                            -----          -----       ------
  Effective income tax rate                 35.81%         39.10%      (38.70)%
                                            =====          =====       ======

                            AVONDALE FINANCIAL CORP.

  Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes, and (b) net operating loss and tax credit carryforwards. The tax effects of items comprising the Company's deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
   Deferred tax assets:
     Allowance for loan losses.......................    $2,623       $1,129
     Restructuring...................................     1,610        2,200
     Depreciation....................................       247          190
     Other...........................................       695          992
                                                         ------       ------
     Subtotal........................................     5,175        4,511
     Less: valuation allowance.......................      (464)        (464)
                                                         ------       ------
       Total deferred tax assets.....................     4,711        4,047
                                                         ------       ------
   Deferred tax liabilities:.........................
     Gain on securitization of loans.................    (1,290)          --
     FHLB stock......................................      (196)        (196)
     Accretion on securities.........................      (482)        (582)
     Unrealized gains on securities available--for
      sale...........................................       (21)      (832)
     Other...........................................       (21)        (132)
                                                         ------       ------
       Total deferred tax liabilities................    (2,010)      (1,742)
                                                         ------       ------
       Net deferred tax assets.......................    $2,701       $2,305
                                                         ======       ======

  The valuation reserve of $464,000 relates primarily to the potential inability of the Company to fully utilize the reversal of certain of the temporary differences for state income tax purposes. Although the Company expects to have taxable income in future years, it is not certain the Company will have sufficient taxable income for state purposes for the tax benefit of those temporary differences to be fully utilized.

  The Company is permitted under the Internal Revenue Code (the "Code") to deduct from taxable income a provision for bad debts which differs from the provisions for such losses recognized in the consolidated statements of operations. Accordingly, retained earnings at December 31, 1996 included approximately $5,097,000 for which no provision for deferred income taxes have been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, Federal income taxes will be imposed at the then applicable rates.

                           AVONDALE FINANCIAL CORP.

21. PARENT COMPANY STATEMENTS

  Presented below are the condensed balance sheets and condensed statements of income and cash flows for Avondale Financial Corp.

                           CONDENSED BALANCE SHEETS

                                            DECEMBER 31, 1996 DECEMBER 31, 1995
                                            ----------------- -----------------
                                                      (IN THOUSANDS)
Cash and Due from Banks....................      $ 1,047           $   693
Investment in Subsidiary...................       58,860            60,271
Securities available-for-sale..............          --              5,477
Income Taxes Receivable....................          371               --
Prepaid Expense & Other Assets.............          431               630
                                                 -------           -------
  Total Assets.............................      $60,709           $67,071
                                                 =======           =======
Other Liabilities..........................      $     1           $   156
Stockholders Equity........................       60,708            66,915
                                                 -------           -------
  Total Liabilities and Equity.............      $60,709           $67,071
                                                 =======           =======

                        CONDENSED STATEMENTS OF INCOME

                                              FOR THE YEAR      FOR THE NINE
                                                  ENDED         MONTHS ENDED
                                            DECEMBER 31, 1996 DECEMBER 31, 1995
                                            ----------------- -----------------
                                                      (IN THOUSANDS)
Dividends from Bank subsidiary.............      $ 5,034           $ 5,500
Interest Income............................          202                74
                                                 -------           -------
  Total Operating Income...................        5,236             5,574
Operating Expenses.........................        1,262               359
Income Tax (benefit).......................         (371)              --
                                                 -------           -------
Income before equity in undistributed
 earnings of subsidiaries..................        4,345             5,215
Equity in undistributed earnings of
 subsidiaries..............................         (129)           (2,438)
                                                 -------           -------
  Net Income...............................      $ 4,216           $ 2,777
                                                 =======           =======

                            AVONDALE FINANCIAL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                              FOR THE YEAR      FOR THE NINE
                                                  ENDED         MONTHS ENDED
                                            DECEMBER 31, 1996 DECEMBER 31, 1995
                                            ----------------- -----------------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................      $  4,216          $  2,777
Adjustments to reconcile net income to net
 cash flows from operating activities:
 Accrued Expenses.........................          (155)              157
 Prepaid Expenses and Other Assets........          (388)              --
 Due from Avondale Savings Bank...........           587              (630)
 Change in Taxes Receivable...............          (371)              --
 Accretion................................           (23)              --
                                                --------          --------
Net cash flows provided by operating
 activities...............................      $  3,866          $  2,304
                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities
 available-for-sale.......................           --             (5,478)
Proceeds from maturities of securities....         5,500               --
Investment in Avondale Federal Savings
 Bank.....................................           --            (57,135)
Dividends from Avondale Federal Savings
 Bank.....................................         5,034               --
Change in Equity in Avondale Federal
 Savings Bank.............................        (4,903)           (3,136)
                                                --------          --------
Net cash flows provided by investing
 activities...............................      $  5,631          $(65,749)
                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
ESOP committed to be released.............      $    423          $    --
Unearned restricted stock.................           930               --
Proceeds from Initial Public Offering.....           --             64,138
Purchase of Treasury Stock................       (10,496)              --
                                                --------          --------
Net cash flows used in financing
 activities...............................      $ (9,143)         $ 64,138
                                                --------          --------
INCREASE IN CASH AND CASH EQUIVALENTS.....           354               693
Cash and Cash Equivalents:
Beginning of period.......................           693               --
                                                --------          --------
End of period.............................      $  1,047          $    693
                                                ========          ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS--The information with respect to Directors of the Registrant, set forth under the caption "Directors and Executive Management" on pages 3 through 4 of the Registrant's Proxy Statement, dated March 31, 1997, relating to the May 9, 1997 Annual Meeting of Stockholders, is incorporated herein by reference.

  EXECUTIVE OFFICERS--The information with respect to "Executive Officers of the Registrant" set forth under the caption "Executive Officers" on page 4 of the Registrant's Proxy Statement, dated March 31, 1997, relating to the May 9, 1997 Annual Meeting of stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth under the caption "Executive Compensation" and "Summary Compensation Table" on page 6 of the Registrant's Proxy Statement, dated March 31, 1997, relating to the May 9, 1996 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 2 through 3 of the Registrant's Proxy Statement, dated March 31, 1997, relating to the May 9, 1997 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Certain Transactions" on page 11 of the Registrant's Proxy Statement, dated March 31, 1997, relating to the May 9, 1997 Annual Meeting of Stockholders (filed as Exhibit 99), is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements:

  See "Part II--Item 8. Financial Statements and Supplementary Data

  (a) (1) Financial Statement Schedules:

  All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

  (a) (3) Exhibits:

                                                             REFERENCE TO     SEQUENTIAL PAGE
                                                             PRIOR FILING      NUMBER WHERE
  REGULATION                                                   OR EXHIBIT    ATTACHED EXHIBITS
 S-K  EXHIBIT                                                   NUMBER      ARE LOCATED IN THIS
    NUMBER                      DOCUMENT                    ATTACHED HERETO  FORM 10-K REPORT
 ------------                   --------                    --------------- -------------------
  2           Plan of acquisition, reorganization,               None         Not applicable
              arrangement,
              liquidation or succession
  3(i)        Articles of Incorporation of the Company          ******        Not applicable
  3(ii)       Bylaws of the Company                             ******        Not applicable
  4           Instruments defining the rights of security          *          Not applicable
              holders,
              including indentures

                                                             REFERENCE TO      SEQUENTIAL PAGE
                                                             PRIOR FILING        NUMBER WHERE
  REGULATION                                                   OR EXHIBIT     ATTACHED EXHIBITS
 S-K  EXHIBIT                                                   NUMBER       ARE LOCATED IN THIS
    NUMBER                      DOCUMENT                    ATTACHED HERETO    FORM 10-K REPORT
 ------------                   --------                    --------------- ----------------------
  9           Voting trust agreement                             None       Not applicable
 10           Material contracts:
              (a) Employment Agreement with Robert S.             **        Not applicable
                  Engelman, Jr.
              (b) Severance Pay Agreement with Anthony            **        Not applicable
                  Pallante II
              (d) Severance Pay Agreement with Howard A.        ******      Not applicable
                  Jaffe
              (f) 1995 Stock Option and Incentive Plan            ***       Not applicable
              (g) Recognition and Retention Plan                 ****       Not applicable
              (h) Unfunded Deferred Compensation Plan for       ******      Not applicable
                  Directors and Executive Officers
              (i) Omnibus Plan                                   10.1       Page 10-1-1 to 10-1-13
              (j) Supplemental Executive Retirement Plan         10.2       Page 10-2-1 to 10-2-12
                  Agreement
              (k) Employment Agreement with Robert S.            10.3       Page 10-3-1 to 10-3-9
                  Engelman, Jr., as amended
 11           Statement re computation of per share          See Item 8. Financial Statements and
              earnings                                          Supplementary Data Footnote 1
 12           Statements re computation of ratios            Not required   Not applicable
 13           Annual Report to security holders                  None       Not applicable
 16           Letter re change in certifying accountant          *****      Not applicable
 19           Previously unfiled documents                       None       Not applicable
 21           Subsidiaries of the registrant                      21
 22           Published report regarding matters                 None       Not applicable
              submitted to vote
              of security holders
 23           Consents of experts and counsel                     23
 24           Power of Attorney                              Not required   Not applicable
 27           Financial Data Schedule                             27
 28           Information from reports furnished to state    Not required   Not applicable
              insurance
              regulatory authorities
 99           Additional Exhibits:                               None       Not applicable

--------
* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended (the "Securities Act"), filed with the Securities and Exchange Commission (the "SEC") on June 27, 1994 (Registration No. 33-80774), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Form 10-K for the fiscal year ended March 31, 1995, under the Securities Exchange Act of 1934, filed with the SEC on June 29, 1995, and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

*** Filed as exhibit to the Company's Registration Statement on Form S-8 under the Securities Act, filed with the SEC on November 11, 1995 (Registration No. 33-98860), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**** Filed as exhibit to the Company's Registration statement on Form S-8 under the Securities Act, filed with the SEC on November 11, 1995 (Registration No. 33-98862), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***** Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 26, 1995, as amended.

******Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, under the Securities Exchange Act of 1934, filed with the SEC on March xx, 1996, and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

  (b) Reports on Form 8-K:

  No Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED, ON THIS 25TH DAY OF MARCH 1997.

                                          Avondale Financial Corp.
                                          (registrant)

                                                /s/ Robert S. Engelman, Jr.
                                          By: _________________________________
                                             ROBERT S. ENGELMAN, JR. PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER)

                                                    /s/ Howard A. Jaffe
                                          By: _________________________________
                                            HOWARD A. JAFFE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER (PRINCIPAL
                                              FINANCIAL OFFICER AND PRINCIPAL
                                                    ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. EACH DIRECTOR OF THE REGISTRANT, WHOSE SIGNATURE APPEARS BELOW, HEREBY APPOINTS ROBERT S. ENGELMAN, JR. AND HOWARD A. JAFFE AND EACH OF THEM SEVERALLY, AS HIS ATTORNEY-IN-FACT, TO SIGN IN HIS NAME AND ON HIS BEHALF, AS A DIRECTOR OF THE REGISTRANT, AND TO FILE WITH THE COMMISSION ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, ON THIS THE 25TH DAY OF MARCH 1997.

              SIGNATURE                                 TITLE

         /s/ R. Thomas Eiff                           Director
-------------------------------------
           R. THOMAS EIFF

     /s/ Robert S. Engelman, Jr.                      Director
-------------------------------------
       ROBERT S. ENGELMAN, JR.

      /s/ Arthur L. Knight, Jr.                       Director
-------------------------------------
        ARTHUR L. KNIGHT, JR.

        /s/ Jameson A. Baxter                         Director
-------------------------------------
          JAMESON A. BAXTER

        /s/ Sandra P. Guthman                         Director
-------------------------------------
          SANDRA P. GUTHMAN

       /s/ Peter G. Krivkovich                        Director
-------------------------------------
         PETER G. KRIVKOVICH

         /s/ Hipolito Roldan                          Director
-------------------------------------
           HIPOLITO ROLDAN

        /s/ Robert A. Wislow                          Director
-------------------------------------
          ROBERT A. WISLOW

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                 EXHIBIT INDEX

 EXHIBITS                                                         PAGE(S)
 --------                                                    -----------------
 10.1     Omnibus Plan                                       10-1-1 to 10-1-13
 10.2     Supplemental Executive Retirement Plan Agreement   10-2-1 to 10-2-12
          Employment Agreement with Robert S. Engelman,      10-3-1 to 10-3-9
 10.3     Jr., as amended
 21       Subsidiaries of the Registrant                            --
 23       Consents of experts and counsel                           --
 27       Financial Data Schedule                                   --