Form 10-Q
period 1997-03-31
AVONDALE FINANCIAL CORP
filed 1997-05-15
CIK 908143

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
    For the quarterly period ending March 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
    For the transition period from____________________ to _____________________.

                        Commission file number 0-24566

                           AVONDALE FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)

           Delaware                                36-3895923
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


20 North Clark Street, Chicago, Illinois                          60602
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (312) 782-6200
                                                   -----------------------------


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

                       YES: XXX          NO:
                            ---              ---



3,525,325 common shares of stock were outstanding as of May 13, 1997.

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                                   FORM 10-Q
                                   ---------

                                MARCH 31, 1997
                                --------------

INDEX
-----

PART I. FINANCIAL INFORMATION

 Item 1.   Financial Statements

     Condensed consolidated balance sheets at March 31, 1997, December 31, 1996
     and March 31, 1996....................................................................        2

     Condensed consolidated statements of income for the three months ended
     March 31, 1997 and March 31, 1996.....................................................        3

     Condensed consolidated statements of cash flows for the three months ended
     March 31, 1997 and March 31, 1996.....................................................      4-5

     Notes to condensed consolidated financial statements..................................      6-7


 Item 2.   Management's discussion and analysis of financial condition and results
          of operations....................................................................     8-13

PART II.  OTHER INFORMATION

     Calculation of earnings per share.....................................................       15

     Signatures............................................................................       16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------
AVONDALE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)                                                                   Mar. 31,1997   Dec. 31,1996   Mar. 31,1996
                                                                              ------------   -------------  ------------
                                                                                  (in thousands except per share data)
ASSETS
Cash and due from banks                                                       $     11,917   $      8,334   $      6,014
Interest-bearing deposits                                                              997            740          1,591
                                                                              ------------   ------------   ------------
    Total cash and cash equivalents                                                 12,914          9,074          7,605
Securities available for sale- At fair value
  (amortized cost Mar 31, 1997-$35,822; Dec 31, 1996-$36,037
  and Mar 31, 1996 - $47,584)                                                       35,270         35,901         48,166
Securities held-to-maturity -At amortized cost
  (fair value Mar 31, 1997-$969;Dec 31, 1996-$6,488 and Mar
  31, 1996-$6,806)                                                                   1,000          6,498          6,885
Mortgage-backed securities available-for-sale-At fair value
  (amortized cost Mar 31, 1997- $131,487; Dec 31, 1996
  -$136,214 and Mar 31, 1996 - $202,909)                                           130,909        136,418        203,080
Mortgage-backed securities held-to-maturity-At amortized cost
  (fair value Mar 31, 1997-$59,056 ;Dec 31, 1996-$61,387
  and Mar 31, 1996-$64,571)                                                         59,631         61,438         64,310
Loans                                                                              383,117        324,508        235,118
Less: Allowance for loan loss                                                       20,501          7,208          4,043
                                                                              ------------   ------------   ------------
    Loans, net                                                                     362,616        317,300        231,075

Federal Home Loan Bank stock - at cost                                               4,790          4,790          4,790
Office buildings and equipment, net                                                  3,955          3,875          4,156
Other real estate owned, net                                                           270            270          1,062
Accrued interest receivable                                                          6,573          6,896          4,235
Prepaid expenses and other assets                                                    9,588         10,410          1,528
Deferred income tax                                                                  7,931          2,701          2,839
                                                                              ------------   ------------   ------------
    Total assets                                                              $    635,447   $    595,571   $    579,731
                                                                              ============   ============   ============

Deposits                                                                      $    360,676   $    330,655   $    329,152
Advances from Federal Home Loan Bank                                                90,803         90,803         95,803
Securities sold under agreements to repurchase                                      85,900         69,146         42,568
Other borrowings                                                                    33,000         32,000         40,000
Advance payments by borrowers for taxes and insurance                                  443            931            708
Accrued interest payable                                                             2,184          2,212          1,198
Income taxes payable                                                                   783            452            674
Other liabilities                                                                    9,199          8,483          8,000
                                                                              ------------   ------------   ------------
    Total liabilities                                                              582,988        534,682        518,103
                                                                              ------------   ------------   ------------
Common stock ($.01 par: 10,000,000 shares authorized, 3,525,325,
  3,525,288 and 4,014,568  issued and outstanding,at Mar. 31, 1997,
  Dec. 31, 1996 and Mar 31, 1996, respectively )                                        44             44             44

Capital surplus                                                                     43,108         43,199         43,018
Retained earnings                                                                   23,452         31,031         27,755
Treasury stock                                                                     (10,611)       (10,496)        (5,634)
Unrealized net gain (loss) on securities available-for-sale, net of tax of ($442) at Mar. 31, 1997, $21 at Dec. 31, 1996
  and $287 at Mar. 31, 1996                                                           (698)            33            453
Common Stock acquired by ESOP                                                       (1,693)        (1,693)        (2,116)
Unearned portion of restricted stock awards                                         (1,143)        (1,229)        (1,892)
                                                                              ------------   ------------   ------------
    Total stockholders' equity                                                      52,459         60,889         61,628
                                                                              ------------   ------------   ------------
    Total liabilities and stockholders' equity                                $    635,447   $    595,571   $    579,731
                                                                              ============   ============   ============

See accompanying notes to Condensed Consolidated Financial Statements


AVONDALE FINANCIAL CORP.                                     For the Three Months Ended

CONDENSED CONSOLIDATED STATEMENTS OF INCOME               Mar. 31, 1997      Mar. 31, 1996
                                                          -------------      -------------
(UNAUDITED)

INTEREST INCOME:
  Loans                                                      $    9,741         $    5,010
  Securities                                                        600              1,582
  Mortgage-backed securities                                      3,128              4,757
  Other                                                             215                115
                                                        ----------------------------------
Total interest income                                            13,684             11,464

INTEREST EXPENSE:
  Deposits                                                        4,113              3,760
  Advances from the Federal Home Loan Bank                        1,311              1,197
  Securities sold under agreements to repurchase                    988              1,107
  Other borrowings                                                  445                419
                                                        ----------------------------------
Total interest expense                                            6,857              6,483

NET INTEREST INCOME                                               6,827              4,981
Provision for loan losses                                        14,514                650
                                                        ----------------------------------
Net interest income after provision for loan losses              (7,687)             4,331

NONINTEREST INCOME:
  Net security gains (losses)                                        11                596
  Net gains on sales of loans                                         -                  7
  Loan servicing income                                           1,214                 60
  Fees for other customer services                                  277                 88
  Other operating income                                            114                121
                                                        ----------------------------------
Total noninterest income (expense)                                1,616                872

NONINTEREST EXPENSE:
  Salaries and employee benefits                                  2,182              1,964
  Occupancy and equipment expenses, net                             504                233
  Federal deposit insurance premiums                                 67                196
  Advertising and public relations                                  194                234
  Data processing                                                   768                238
  Real estate owned expense, net                                      5                 30
  Legal and professional                                            203                115
  Other operating expenses                                        1,853                799
                                                        ----------------------------------
Total noninterest expense                                         5,776              3,809

Income before income taxes                                      (11,847)             1,394
Provision (benefit) for income taxes                             (4,268)               454
                                                        ----------------------------------
NET INCOME (LOSS)                                             $  (7,579)        $      940
                                                        ==================================
PER COMMON SHARE:
Earnings (Loss) per common share                                  (2.15)              0.23
Weighted average common shares outstanding                    3,529,418          4,025,660


See accompanying notes to Condensed Consolidated Financial Statements

AVONDALE FEDERAL SAVINGS BANK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FOLLOWING PERIODS (In thousands):

                                           For the Three Months Ended
                                         March 31, 1997    March 31, 1996
                                         --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                               $ (7,579)            $    940
  Adjustments to reconcile net income
   to net cash flows from operating
   actives:
    Depreciation                                277                  244
    Amortization (accretion), net               (68)              (1,588)
    Provision for loan losses                14,514                  650
    Provision (benefit) for deferred
     income taxes                            (4,766)                  12
    Net gain(loss) on sales of
     securities available-for-sale
     and mortgage-backed securities             (11)                (596)
    Net gains on sales of real estate
     owned                                        -                  (35)
    Net changes in:
     Prepaid expenses and other assets          822               (1,019)
     Accrued interest receivable                323                  828
     Income taxes payable                       331                  639
     Accrued interest payable                   (28)                 144
     Other liabilities                          534                 (615)
                                         -------------------------------
  Net cash flows provided by (used in)
   operating activities                       4,349                 (396)
                                         -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturates of investment
   securities held-to-maturity                5,500                    -
  Purchases of Federal Home Loan Bank
   stock                                          -                 (375)
  Proceeds from sales securities
   available-for-sale                             -               43,506
  Proceeds from sales of
   mortgage-backed securities
   available-for-sale                         1,830               52,555
  Purchases of securities
   available-for-sale                             -              (14,550)
  Purchases of mortgage-backed
   securities available-for-sale                (67)             (45,324)
  Purchases of mortgage-backed
   securities held-to-maturity                    -               (1,829)
  Principal collected on
   mortgage-backed securities
   held-to-maturity                           1,859                2,303
  Principal collected on
   mortgage-backed securities
   available-for-sale                         2,983                9,825
  Principal collected on securities
   available-for-sale                           226                  465
  Net increase in loans                     (59,830)             (13,707)
  Proceeds from sales of real estate
   owned                                          -                  259
  Expenditures for office properties
   and equipment                               (357)                (422)
                                         -------------------------------
  Net cash flows provided by (used in)
   investing activities                     (47,856)              32,706
                                         -------------------------------

AVONDALE FEDERAL SAVINGS BANK AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FOLLOWING PERIODS (In thousands):


                                                      For the Three Months Ended
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease)  in deposits                $30,021        $ (6,709)
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                 (488)           (747)
  Net increase (decrease) in securities sold
    under agreement to repurchase                      16,753         (34,224)
  Net increase (decrease) in other borrowings           1,000          (1,500)
  Proceeds from Federal Home Loan Bank advances         5,000          32,500
  Repayment of Federal Home Loan Bank advances         (5,000)        (15,000)
Proceeds from exercise of stock options                    90
  Unearned Restricted Stock                                86             267
  Purchase of Treasury Stock                             (115)         (5,634)
                                                      -------        --------
  Net cash flows provided by (used in) financing
    activities                                         47,347         (31,047)
                                                      -------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,840           1,263


CASH AND CASH EQUIVALENTS - Beginning of year           9,074           6,342
                                                      -------        --------
CASH AND CASH EQUIVALENTS - End of year                12,914           7,605
                                                      =======        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         5,804           6,339
  Income taxes paid                                       425             --


See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report.

Primary and fully diluted earnings per share are computed by dividing net income by average shares of common stock and common stock equivalents outstanding. The strike price of stock options outstanding is above the market price as of March 31, 1997 and therefore do not represent a dilutive effect. These options therefore are not included in the earnings per share calculation. As of March 31, 1997 there are no stock equivalents outstanding.

NOTE 2 - REGULATORY CAPITAL

Pursuant to the Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA), savings institutions must meet three separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, (2) a core capital ratio of 3% core capital to adjusted total assets, and (3) a tangible capital requirement of 1.5% tangible core capital to adjusted total assets. The following table summarizes, as of March 31, 1997, Avondale Federal Savings Bank's (the "Bank") capital requirements under FIRREA and its actual capital ratios at that date:

                                                    Bank
                     Capital                       Actual
                   Requirement                     Capital
                   -----------                     -------
    Risk-based           8.00%                      14.56%
    Core                 3.00%                       8.10%
    Tangible             1.50%                       8.10%


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. These statements are effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of these statements to have a significant impact on the financial position and results of operations of the Company.

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

     Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" is effective for transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control is surrendered, and derecognizes liabilities when extinguished. The Company believes that the impact to the financial statement upon the adoption of SFAS 125 was not material.

 There are no regulatory issues outstanding.

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

Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996.

General.  Avondale reported a $7.6 million loss for the three months ended
March 31, 1997, compared to $940,000 net income for the quarter ended March 31, 1996. The loss was a result of a special $13 million provision for loan losses during the quarter. The provision is due to a higher than expected delinquency rates in one of the Bank's private label credit card programs. Outside of the special loan loss provision, the Company made significant progress in net interest income, the result of an increasing loan portfolio; in addition, noninterest income showed significant improvement over the prior year. Earnings per share for the quarter was a loss of $2.15 compared with earnings per share of $.23 for the quarter a year ago. The Company's return on average assets was -4.92% for the period ended March 31, 1997 and 0.62% for the three months ended March 31, 1996.

Net Interest Income. Net interest income increased $1.8 million to $6.8 million for the quarter ended March 31, 1997 from $5 million for the three months ended March 31, 1996. The increase is a result of continued loan growth, the average loan balance increasing $130 million from a year-ago period while investment and mortgage-backed securities declined $124 million. Average interest earning assets were $593 million for the current period compared to $587 million for the three months ended March 31, 1996. The net interest margin for the quarter was 4.61% compared to 3.39% for the same period ended March 31, 1996.

Comparison of Financial Condition as of March 31, 1997 and December 31, 1996

General. Total assets increased $40 million or 6.70% to $635 million as of March 31, 1997 from $595 million as of December 31, 1996. The loan portfolio grew by $59 million. This increase was concentrated in the home equity lines of credit which grew $43 million and the private label credit card program which grew $7 million. These increases were offset by a $13 million decrease in securities portfolio. Avondale continues to focus on the origination of equity lines of credit. The Company utilizes a credit scoring model, whereby the equity lines of credit are priced according to the credit worthiness of the customer, as well as the loan to value percentage. The Company originated 2,158 home equity line of credit loans with lines of $66 million for the three months ended March 31, 1997. It is the Company's intent to securitize and sell a significant portion of its home equity consumer loan portfolio during the second quarter of 1997 subject to certain market factors. The growth in private label credit card program will be slowed in order to better manage credit risk volatility.

Total liabilities increased $48 million from December 31, 1996 to March 31, 1997. Total deposits increased $30 million and borrowings increased $18 million over this period of time. Total stockholders' equity decreased by $8 million from December 31, 1996 to March 31, 1997. The decrease is attributed to current period operating loss of $7.6 million and the securities available-for-sale portfolio had a net unrealized loss of $731,000 as of March 31, 1997.


TABLE 1:   AVERAGE BALANCES, INTEREST RATES AND YIELDS

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

                                                             For the Quarter Ended:              For the Quarter Ended:
                                                        -------------------------------     -------------------------------
                                                                   31-Mar-97                           31-Mar-96
                                                        -------------------------------     -------------------------------
                                                         Average    Quarterly    Yield/      Average    Quarterly    Yield/
                                                         Balance     Interest     Cost       Balance    Interest      Cost
                                                        --------    ---------    ------     --------    ---------    ------
Assets:
Interest earning assets:
  Loans receivable                                      $354,184       9,741     11.00%     $224,396       5,010      8.93%
  Investment securities                                   43,347         816      7.53        81,767       1,696      8.30
  Mortgage-backed securities                             195,031       3,127      6.41       280,943       4,757      6.77
                                                        --------      ------                --------     -------
     Total interest-earning assets                       592,562      13,684      9.24       587,106      11,463      7.81
                                                                      ------                             -------
Non interest-earning assets                               23,913                              17,853
                                                        --------                            --------
     Total assets                                        616,475                            $604,959
                                                        ========                            ========

Liabilities and Retained Earnings:
Interest-bearing liabilities:
  Deposits                                              $342,468       4,113      4.80%     $328,208       3,760      4.58%
    Advances from Federal Home Loan Bank                  89,836       1,311      5.84        86,902       1,197      5.51
    Securities sold under repurchase agreements           71,028         988      5.56        77,337       1,107      5.73
    Other borrowings                                      33,145         445      5.37        31,780         419      5.27
                                                        --------      ------                --------     -------
     Total interest-bearing liabilities                  536,477       6,857      5.11       524,227       6,483      4.95
                                                                      ------                             -------
Non-interest bearing deposits                              6,237                               4,631
Other liabilities                                         11,637                              11,044
                                                        --------                            --------
     Total liabilities                                   554,351                             539,902
Equity                                                    62,123                              65,057
                                                        --------                            --------
     Total liabilities and equity                        616,475                             604,959
                                                        ========                            ========
Net interest income/Interest rate spread                               6,827      4.12%                  $ 4,980      2.86%
                                                                      ======     =====                   =======     =====
Net interest-earning assets/net interest margin           56,085                  4.61%     $ 62,879                  3.39%
                                                        --------                 =====      --------                 =====
Ratio of interest-earning assets to
   interest bearing liabilities                           110.45%                             111.99%
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

                                              Three Months ended March 31, 1997
                                            vs. Three Months ended March 31, 1996
                                                  Increase (Decrease) Due to
                                            --------------------------------------

                                              Volume        Rate          Net
                                             --------      ------       -------
Interest Income:
 Loans receivable                            $ 3,580       $1,151       $ 4,731
 Investment securities                          (725)        (155)         (880)
 Mortgage-backed securities                   (1,379)        (251)       (1,630)
                                             -------       ------       -------
Total interest income                          1,476          745         2,221
                                             -------       ------       -------

Interest Expense
 Deposits                                        242          111           353
 Advances from the Federal
  Home Loan Bank                                  43           71           114
 Other borrowed money                             18            8            26

 Securities sold under
  agreements to repurchase                       (88)         (31)         (119)
                                             -------       ------       -------
Total interest expense                           215          159           374
                                             -------       ------       -------

Net interest income                          $ 1,261       $  586       $ 1,847
                                             =======       ======       =======

Interest Income: Interest income increased $2.2 million to $13.6 million in the three months ended March 31, 1997 from $11.4 million for the quarter ended March 31, 1996. The primary reason for the increase was due to a change in earning assets mix, from lower yielding securities to higher yielding loans. Overall securities had a negative volume variance of $2.1 million while loans had a positive variance of $3.6 million for the three months period ended March 31, 1997 compared to the three months ended March 31, 1996. Average interest-earning assets outstanding increased $ 6 million to $593 million in the three months ended March 31, 1997, from $587 million during the same period for the prior year. The yield on loans increased from 8.93% to 11.00%. The Company has emphasized the origination of equity lines of credit utilizing credit-scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of the loan to the appraised value of the property. Interest on investment securities decrease $2.5 million for the three months ended March 31, 1997 to $3.9, from $6.4 million for the quarter ended March 31, 1996. The average investment securities outstanding decreased 47% from $82 million for the quarter ended March 31, 1996 to $43 million for the same period ended March 31, 1997. The yield on investment securities decreased from 8.30% to 7.53% respectively for the same time periods. Interest on mortgage-backed securities decreased $1.7 million from $4.8 million to $3.1 million. The average mortgage-backed securities outstanding decreased $86 million to $195 million for the quarter ended March 31, 1997 from $281 million for the three months ended March 31, 1997. Yields on mortgage-backed securities decreased .36% over the same period, to 6.41%.

Interest Expense. Interest expense increased $374,000 from $6.5 million for the three months ended March 31, 1996 to $6.9 million for the quarter ended March 31, 1997. This increase was attributable to both an average increase in interest-bearing liabilities of $12 million from $524 million for the three months ended March 31, 1996 to $536 million for the three months ended
March 31, 1997; as well as an increase in the average cost of interest-bearing liabilities of 0.17% from 4.95% for the three months ended March 31, 1996 to 5.11% for the same period ended March 31, 1997. The average balance on deposits Increased $14 million, and the cost of interest-bearing deposits increased from 4.58% for the quarter ended March 31, 1996 to 4.80% for the three months ended March 31, 1997. During the same period of time, non-interest-bearing deposits increased from an average of $4.6 million for the three months ended March 31, 1996 to $6.2 million for the three months ended March 31, 1997. Interest on Federal Home Loan Bank advances increased $114,000 from the three months ended March 31, 1996 compared to the same period ended March 31, 1997. This increase was attributable to both an average increase in average Federal Home Loan Bank advances outstanding of $2 million from $87 million for the three months ended March 31, 1996 to $89 million for the three months ended March 31, 1997; as well as an increase in the average cost of borrowing of 0.33% from 5.51% for the three months ended March 31, 1996 to 5.84% for the same period ended March 31, 1997. Interest on securities sold under agreement to repurchase and other borrowings decreased $93,000 from $1.5 million for the three months ended March 31, 1996 to $1.4 million for the three months ended March 31, 1997. The average balance of securities sold under agreement to repurchase and other borrowings decreased $5 million from the three months ended March 31, 1996 to the same period ended March 31, 1997. The average rate on these borrowings decreased from 5.59% to 5.50% for the quarters ended
March 31, 1996 and March 31, 1997, respectively.

Provision for Loan Loss. The Company maintains its allowance for loan losses at a level which is considered by management to be adequate to absorb loan losses on existing loans, based on an evaluation of the collectibility of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific loans, and the value of related collateral. Although, because the allowance is based on management's best estimates and the impact of certain factors that are beyond the control of the company, the estimated allowance could differ materially from actual experience. Loans are evaluated and categorized into risk categories. For each risk category, the methodology assigns a percentage of principal amount of the category that should be maintained as a general valuation allowance. To the extent that the amount of loans categorized into the respective risk categories requires the general valuation allowance to be increased, the provision for loan losses will be impacted accordingly. Therefore, in the event Avondale is required to increase its allowance for loan losses, operating results could be adversely affected. The allowance for loan losses is established through a provision for loan losses charged to expense.

A reconciliation of the activity in Avondale's allowance for possible loan losses is as follows:

                                                           For the Three Months Ended
                                                   Mar. 31, 1997           Mar. 31, 1996
                                                   -------------           -------------
Balance at January 1                                 $  7,208                $  3,460
Provision for possible loan losses                     14,514                     650
Charge-offs                                            (1,272)                    (67)
Recoveries                                                 51                       -
                                                     --------                --------
Balance at March 31                                    20,501                   4,043
                                                     ========                ========

Loans at March 31                                     383,117                 235,118
                                                     ========                ========

Ratio of allowance of loans                              5.35%                   1.72%
                                                     ========                ========

     The provision for loan losses increased $13.9 million to $14.5 million for the three months ended March 31, 1997 from $650,000 for the quarter ended March 31, 1996. The increase was a result of a $13 million provision for loan loss during the quarter. This provision is the outgrowth of higher than expected delinquency rate and the resulting potential for subsequent loan losses in one of the Bank's private label credit card programs. This portfolio has a balance of $58 million and which represents approximately 15% of the Bank's loans outstanding. The allowance for loan losses was $20.5 million as of March 31, 1997 compared $4 million as of March 31, 1996,

     Non-Performing Assets. Non-performing loans were 2.68% of total loans as of March 31, 1997, as compared to 1.63% as of March 31, 1996. Net charge-offs were $1.2 million for the period, compared to $67,000 for the three months ended March 31, 1996. The increase in ratio of non-performing loans to total loans and charge-offs is attributable to higher than expected delinquency rates in one of the Bank's private label credit card programs. As of March 31, 1997 this portfolio has a non-performing loan ratio of 7.38% and a 60 days and over delinquency rate of 14.8%. All the other aspects of the Bank's loan program are performing in line with expectations, with a non-performing ratio to total loans of 1.81%, virtually the same delinquency level as December 31, 1996 of 1.90% and March 31, 1996 of 1.63%. Total loans increased $58 million to $383 million as of March 31, 1997 from $325 million as of December 31, 1996. During the same period the allowance for loan loss as a percentage of loans outstanding increased to 5.35% at March 31, 1997 from 1.72% at March 31, 1996 as the Company continues to conservatively record provisions for the continued growth in the home equity line of credit portfolio and to cover potential losses on the credit program as mentioned above. The allowance for loan loss as a percentage of non-performing loans increased from 105.29% on March 31, 1996 to 200.1% as of March 31, 1997

NON-PERFORMING ASSETS
(In thousands)
                                              At           At            At
                                          March 31,   December 31,   March 31,
                                             1997         1996          1996
                                          ---------   ------------   ----------
Non-accruing loans:
 Equity lines of credit                     $ 2,968         $2,150      $1,561
 One to four family loans                     1,703          1,523       1,542
 Multi-family                                   378            365         694
 Consumer loans                               5,201          1,256          93
                                          ---------     ----------   ---------
Total non-performing loans                   10,250          5,294       3,890
                                          ---------     ----------   ---------

Total non-performing loans to total
 loans                                         2.68%          1.63%       1.63%
                                          =========     ==========   =========

Real estate owned                           $   270         $  270      $  837

Total non-performing loans and
 real estate owned to total assets             1.66%          0.93%       0.82%
                                          =========     ==========   =========

Non-Interest Income: Non-interest income increased $744,000 or 85.32% to $1.6 million for the three months ended March 31, 1997 from $872,000 for the same period a year ago, due to substantial increase in loan servicing fees, which increased $1.1 million to $1.2 million for the three months ended March 31, 1997. The Bank receives loan servicing income in connection with its first $75 million Securitization of home equity loans, which closed during the fourth quarter of 1996. The Company had $11,000 in securities gains for the three months ended March 31, 1997, down from $585,000 in the quarter a year-ago reflecting the decline in the size of the portfolio, which has shrunk in size over the past year, to provide funding for the increasing loan business.

Non-Interest Expense: Non-interest expenses increased $2 million or 52% to $5.8 million for the three months ended March 31, 1997 from $3.8 million for the three months ended March 31, 1996. Salaries and employee benefits increased $218,000 and temporary personnel cost increased $327,000 to support the growth in the Bank's consumer lending program. Occupancy expenses increased from $233,000 for the three months ended March 31, 1996 to $504,000 for the current period mainly due to the lower lease restructuring charge reversal . The lease restructuring charge was recorded in year-ended March 1993. Data processing expenses increased $530,000 to $768,000 for the current period. The increase is due to higher volume in loan accounts serviced by the data processing system.

     Other operating costs increased by $540,000. Many of these cost relate to the increase in loan volume. Telephone expenses increased $158,000 to $204,000 for the current period. Postage expense increased $146,000 to $213,000 for the current period as volume increased, and contracted services increased by $40,000 to $123,000.



Provision for Income Taxes. The provision for income taxes was a benefit of $4.3 million due to the loss in the current period. The provision was $454,000 in the same period ended March 31, 1996. The respective income tax expense represented effective tax rates of 36% for the quarter ended March 31, 1997 and 32.60% for the three months ended March 31, 1996.

PART 11 - OTHER INFORMATION

The calculation of the Registrant's primary and fully diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):

           For the Three Months Ended March 31, 1997:

           Primary
           ----------------------------------------
           Net income                                      $(7,579)

           Average common shares outstanding                 3,529

           Common stock equivalent                               -
                                                           -------

           Average primary shares outstanding                3,529

           Primary earning per share                       $ (2.15)

           Fully diluted earnings per share
           ----------------------------------------

           Net income                                      $(7,579)

           Average common shares outstanding                 3,529

           Common stock equivalent                               -
                                                           -------

           Average fully diluted shares outstanding          3,529

            Fully diluted earning per share                $ (2.15)

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 13th day of May, 1996.

AVONDALE FINANCIAL CORP.
            (Registrant)


                             Robert S. Engelman, Jr.

                             President and Chief Executive Officer

/s/ Robert S. Engelman, Jr.  (Principal Executive Officer)
--------------------------



                             Howard A. Jaffe,

                             Vice President

                             and Chief Financial Officer

                             (Principal Financial Officer and

/s/ Howard A. Jaffe          (Principal Accounting Officer)
--------------------------