Form 10-Q
period 1997-06-30
AVONDALE FINANCIAL CORP
filed 1997-08-14
CIK 908143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the quarterly period ending June 30, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
       For the transition period from                to              .
                                       -------------    -------------

                          Commission file number 0-24566

                            AVONDALE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                               36-3895923
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


             20 North Clark Street, Chicago, Illinois      60602
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


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

                       YES:  X               NO:
                            ---                  ---



3,494,545 common shares of stock were outstanding as of August 13, 1997.

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES
                   -----------------------------------------

                                   FORM 10-Q
                                   ---------

                                 JUNE 30, 1997
                                 -------------

INDEX
-----

PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements

                   Condensed consolidated balance sheets at
                   June 30, 1997, December 31, 1996
                   and June 30, 1996..........................       2

                   Condensed consolidated statements of
                   income for the three and six months ended
                   June 30, 1997 and June 30, 1996............       3

                   Condensed consolidated statements of cash
                   flows for the six months ended
                   June 30, 1997 and June 30, 1996............   4 - 5

                   Notes to condensed consolidated financial     6 - 7
                   statements.................................

  Item 2.    Management's discussion and analysis of financial
             condition and results of operations..............   8 -17

PART II.  OTHER INFORMATION

                   Calculation of earnings per share..........  18 -19

                   Signatures.................................      20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
AVONDALE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED- June 30)

                                                       June 30, 1997   Dec. 31,1996    June 30, 1996
                                                       -------------   ------------    -------------
                                                           (in thousands except per share data)
ASSETS
Cash and due from banks                                   $  7,739       $  8,334        $  3,115
Interest-bearing deposits                                   11,179            740           2,383
                                                          --------       --------        --------
     Total cash and cash equivalents                        18,918          9,074           5,498
Securities available for sale - At fair value               33,544         35,901          47,783
 (amortized cost June 30, 1997 - $33,670;
  Dec 31, 1996 - $36,037 and June 30, 1996 - $47,952)
Securities held-to-maturity - At amortized cost              1,000          6,498           6,890
 (fair value June 30, 1997 - $995; Dec 31, 1996 -
  $6,488 and June 30, 1996 - $6,802)
Mortgage-backed securities available-for-sale
 - At fair value                                           124,840        136,418         183,695
 (amortized cost June 30, 1997 - $124,202;
  Dec 31, 1996 - $136,214 and June 30, 1996 - $184,941)
Mortgage-backed securities held-to-maturity
 - At amortized cost                                        57,952         61,438          63,684
 (fair value June 30, 1997 - $57,657;
  Dec 31, 1996 - $61,387 and June 30, 1996 - $63,062)
Loans                                                      347,925        324,508         266,122
Less: Allowance for loan loss                               18,555          7,208           4,326
                                                          --------       --------        --------
     Loans, net                                            329,370        317,300         261,796

Federal Home Loan Bank stock - at cost                       4,540          4,790           4,790
Office buildings and equipment, net                          4,453          3,875           4,159
Other real estate owned, net                                 1,516            270           1,839
Accrued interest receivable                                  6,350          6,896           5,132
Prepaid expenses and other assets                           17,500         10,410           4,109
Deferred income tax                                          7,290          2,701           3,396
                                                          --------       --------        --------
          Total assets                                    $607,273       $595,571        $592,771
                                                          ========       ========        ========

Deposits                                                  $382,119       $330,655        $324,318
Advances from Federal Home Loan Bank                        90,803         90,803          90,803
Securities sold under agreements to repurchase              61,873         69,146          70,777
Other borrowings                                                 -         32,000          37,500
Advance payments by borrowers for taxes and insurance          724            931             923

Accrued interest payable                                     2,339          2,212           1,238
Income taxes payable                                         2,021            452             418
Other liabilities                                           11,996          8,483           7,952
                                                          --------       --------        --------
          Total liabilities                                551,875        534,682         533,929
                                                          --------       --------        --------
Common stock ($.01 par: 10,000,000 shares authorized,
 3,494,545, 3,525,288 and 3,599,868 issued and
 outstanding, at June 30, 1997, Dec. 31, 1996 and
 June 30, 1996, respectively)                                   44             44              44
Capital surplus                                             43,108         43,199          43,018
Retained earnings                                           25,737         31,031          28,692
Treasury stock                                             (11,045)       (10,496)         (8,463)
Unrealized net gain (loss) on securities
 available-for-sale, net of tax of $198 at
 June 30, 1997, $21 at Dec. 31, 1996 and ($473)
 at June 30, 1996                                              304             33            (708)
Common Stock acquired by ESOP                               (1,693)        (1,693)         (2,116)
Unearned portion of restricted stock awards                 (1,057)        (1,229)         (1,625)
                                                          --------       --------        --------
          Total stockholders' equity                        55,398         60,889          58,842
                                                          --------       --------        --------
          Total liabilities and stockholders' equity      $607,273       $595,571        $592,771
                                                          ========       ========        ========

See accompanying notes to Condensed Consolidated Financial Statements

AVONDALE FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED- June 30)

                                                          For the Three Months Ended       For the Six Months Ended
                                                         June 30, 1997  June 30, 1996    June 30, 1997  June 30, 1996
                                                         -------------  -------------    -------------  -------------
INTEREST INCOME:
  Loans                                                   $   11,003     $    5,597       $   20,744     $   10,607
  Securities                                                     580            936            1,180          2,506
  Mortgage-backed securities                                   3,084          4,388            6,212          9,146
  Other                                                          216            126              431            253
                                                          ----------     ----------       ----------     ----------
Total interest income                                         14,883         11,047           28,567         22,512
INTEREST EXPENSE:
  Deposits                                                     4,593          3,576            8,706          7,335
  Advances from the Federal Home Loan Bank                     1,326          1,345            2,637          2,543
  Securities sold under agreements to repurchase               1,144            899            2,132          2,006
  Other borrowings                                               302            392              747            810
                                                          ----------     ----------       ----------     ----------
Total interest expense                                         7,365          6,212           14,222         12,694
NET INTEREST INCOME                                            7,518          4,835           14,345          9,817
Provision for loan losses                                      3,545            475           18,059          1,125
                                                          ----------     ----------       ----------     ----------
Net interest income after provision for loan losses            3,973          4,360           (3,714)         8,692

NONINTEREST INCOME:
  Net security gains (losses)                                     64            500               75          1,096
  Net gains on sales of loans                                  4,122              -            4,122              7
  Loan servicing income                                        1,661             56            2,875            116
  Fees for other customer services                               103             83              381            172
  Other operating income                                         153            208              268            329
                                                          ----------     ----------       ----------     ----------
Total noninterest income (expense)                             6,103            847            7,721          1,720

NONINTEREST EXPENSE:
  Salaries and employee benefits                               2,938          1,891            5,121          3,855
  Occupancy and equipment expenses, net                          602            240            1,106            473
  Federal deposit insurance premiums                              56            193              123            389
  Advertising and public relations                               124            187              318            422
  Data processing                                                721            369            1,489            607
  Real estate owned expense, net                                  42           (109)              47            (79)
  Legal and professional                                         559            156              762            271
  Other operating expenses                                     1,511            799            3,364          1,598
                                                          ----------     ----------       ----------     ----------
Total noninterest expense                                      6,553          3,726           12,330          7,536

Income before income taxes                                     3,523          1,481           (8,323)         2,876
Provision (benefit) for income taxes                           1,238            544           (3,029)           999
                                                          ----------     ----------       ----------     ----------
NET INCOME (LOSS)                                         $    2,285     $      937       $  (5,294)     $    1,877
                                                          ==========     ==========       ==========     ==========
PER COMMON SHARE:
Earnings per common share                                       0.65           0.26            (1.51)          0.49
Weighted average common shares outstanding                 3,503,734      3,667,000        3,516,438      3,846,000

See accompanying notes to Condensed Consolidated Financial Statements

AVONDALE FEDERAL SAVINGS BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED- June 30)

                                                          For the Six Months Ended
                                                       June 30, 1997    June 30, 1996
                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $  (5,294)       $  1,877
  Adjustments to reconcile net income
   to net cash flows from operating activities
    Depreciation                                               577             534
    Amortization (accretion), net                             (162)         (2,705)
    Provision for loan losses                               18,059           1,125
    Provision/(Benefit) for deferred income taxes           (4,766)            193
    Net gain(loss) on sales of
     securities available-for-sale
     and mortgage-backed securities                            (75)         (1,096)
    Net Gain on the sale of loans                           (4,122)
    Net gains on sales of real estate owned                    (22)           (187)
    Net changes in:
     Income taxes receivable                                     -               -
     Prepaid expenses and other assets                      (1,115)         (3,549)
     Accrued interest receivable                               940             (69)
     Income taxes payable                                    1,569             383
     Accrued interest payable                                 (209)            184
     Other liabilities                                       3,331            (670)
                                                         ---------        --------
  Net cash flows provided by (used in)
   operating activities                                  $   8,711        $ (3,980)
                                                         ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from  maturities of
   investment securities
   held-to-maturity                                      $   5,500               -
  Sale of Federal Home Loan Bank stock                         250
  Purchases of Federal Home Loan Bank stock                      -            (375)
  Proceeds from maturities of
   securities available-for-sale                                 -          19,700
  Proceeds from sales securities
   available-for-sale                                        2,000          23,806
  Proceeds from sales of
   mortgage-backed securities
   available-for-sale                                        5,085          94,384
  Purchases of securities
   available-for-sale                                            -         (14,550)
  Purchases of mortgage-backed
   securities available-for-sale                               (67)        (74,410)
  Purchases of mortgage-backed
   securities held-to-maturity                                   -          (3,199)
  Principal collected on
   mortgage-backed securities
   held-to-maturity                                          3,580           4,359
  Principal collected on
   mortgage-backed securities
   available-for-sale                                        7,075          16,504
  Principal collected on securities
   available-for-sale                                          431             465
  Proceeds from Securitization of Loans                     79,568
  Net increase in loans                                   (113,003)        (46,014)
  Proceeds from sales of real estate owned                     172             745
  Expenditures for office properties
   and equipment                                            (1,155)           (715)
                                                         ---------        --------
  Net cash flows provided by (used in)
   investing activities                                  $ (10,564)       $ 20,700
                                                         ---------        --------

AVONDALE FEDERAL SAVINGS BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FOLLOWING PERIODS (In thousands):

                                                          For the Six Months Ended
                                                        June 30, 1997   June 30, 1996
                                                        -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase/ (decrease) in deposits                    $ 51,465        $(11,543)
  Net decrease in advance payments
    by borrowers for taxes and insurance                      (207)           (532)
  Net increase in securities sold under
   agreement to repurchase                                  (7,274)         (6,015)
  Net decrease in other borrowings                         (32,000)         (4,000)
  Proceeds from Federal Home Loan Bank advances              5,000          62,500
  Repayment of Federal Home Loan Bank advances              (5,000)        (50,000)
  Additional Paid-in-Capital                                    90
  Unearned Restricted Stock                                    172             534
  Purchase of Treasury Stock                                  (549)         (8,508)
                                                          --------        --------
  Net cash flows provided by (used in)
   financing activities                                   $ 11,697        $(17,564)
                                                          --------        --------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             9,844            (844)
CASH AND CASH EQUIVALENTS - Beginning of year                9,074           6,342
                                                          --------        --------
CASH AND CASH EQUIVALENTS - End of year                   $ 18,918        $  5,498
                                                          ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $ 14,095        $ 12,511
  Income taxes paid                                            425             650

See accompanying notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

Primary and fully diluted earnings per share are computed by dividing net income by average shares of common stock and common stock equivalents outstanding. The strike price of stock options outstanding is above the market price as of June 30, 1997 and therefore do not represent a dilutive effect. These options therefore are not included in the earnings per share calculation. As of June 30, 1997 there are no stock equivalents outstanding.

NOTE 2 - REGULATORY CAPITAL

Pursuant to the Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA), savings institutions must meet three separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, (2) a core capital ratio of 3% core capital to adjusted total assets, and (3) a tangible capital requirement of 1.5% tangible core capital to adjusted total assets. The following table summarizes, as of June 30, 1997, Avondale Federal Savings Bank's (the "Bank") capital requirements under FIRREA and its actual capital ratios at that date:


                                                     Bank
                                      Capital       Actual
                                    Requirement    Capital
                                    -----------    -------
                        Risk-based        8.00%     16.27%
                        Core              3.00%      8.90%
                        Tangible          1.50%      8.90%

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

      In October, 1995, FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation". The accounting method for stock-based compensation provided in the statement, in particular for stock options, differs from APB Opinion No. 25, under which most of the accounting requirements for stock-based compensation were previously contained. The measurement and recognition provisions of the statement were effective in 1996. An entity that continues to apply Opinion 25 is required to provide pro forma net income and earnings per share, as if the accounting method in SFAS No. 123 had been used for stock-based compensation costs. The Company has not adopted the measurement recognition provisions of SFAS No. 123.

     Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguisment of Liabilities" is effective for transactions occurring after December 31, 1996. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control is surrendered, and derecognizes liabilities when extinguished. The Company has adopted SFAS 125 and the impact to the financial statement is not material.

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

Comparison of Financial Condition as of June 30, 1997 and December 31, 1996

     General. Total assets increased $12 million or 1.96% to $607 million as of June 30, 1997 from $595 million as of December 31, 1996. The loan portfolio grew by $23 million or 7.22%. This increase was concentrated in the home equity lines of credit, which grew $22 million in the first half. In May, 1997 the Company successfully completed its second securitization and sale of approximately $82 million of Home Equity Lines of Credit. The Company retained the servicing on the portfolio and as of June 30, 1997 has $153 million of loans sold which are serviced by the Company. The increase in assets was offset by a $23 million decrease in securities portfolio. Avondale continues to focus on the origination of equity lines of credit. The Company has implemented a credit scoring model, whereby the equity lines of credit are priced according to the credit worthiness of the customer, as well as the loan to value percentage. The Company originated 4,421 home equity line of credit loans with lines of $137 million for the six months ended June 30, 1997. As a result of the growth and potential opportunities in the Bank's home equity lending business, and in recognition of the amount of time it will take for the private label credit card services ("PLCS") business to achieve acceptable levels of profitability, the Bank has decided to refocus its resources entirely to home equity and other types of mortgage-related lending and exit the PLCS business. There have been no new credit card clients added to the portfolio during the past quarter and all PLCS marketing activities have ceased. We anticipate that it will take several quarters to discontinue the operation. The Bank will not record a restructuring charge as a result of this decision, as the employees and systems will be redeployed elsewhere in the organization. The Bank continues to explore the possible sale of all or parts of the credit card portfolio, but has nothing to report at this time.

     Total liabilities increased $17 million from December 31, 1996 to June 30, 1997, to $552 million. Total deposits increased $51 million and borrowings decreased $39 million over this period of time. Total stockholders' equity decreased by $5.5 million from December 31, 1996 to June 30, 1997, to $55.4 million. The decrease is attributed to current year operating loss of $5.3 million and stock repurchase of $550,000. The securities available-for-sale portfolio had a net unrealized gain of $271,000 as of June 30, 1997.

Comparison of Operating Results for the Three and Six Months Ended June 30, 1997 and 1996.

General. Net income was $2.3 million for the three months ended June 30, 1997, compared to $937,000 net income for the quarter ended June 30, 1996. Second quarter earnings benefited from a pretax gain of $4.1 million from the sale of loans connected with the Bank's second home equity loan securitization. The Company also showed significant improvement in net interest income, the result of increasing loan portfolio, and significant increase in noninterest income, primarily due to loan servicing fees. Earnings per share for the quarter was $.65 compared with $.26 for the quarter a year ago. The Company's return on average assets was 1.44% for the period ended June 30, 1997 and 0.64% for the three months ended June 30, 1996.

For the six months ended June 30, 1997, Avondale had a net loss of $5.3 million or -$1.51 per share compared to net income of $1.9 million or $.49 per share during the first half of 1996. The loss was a result of a $13 million provision for loan losses during the first quarter. The provision was due to a higher than expected delinquency rates in one of the Bank's private label credit card programs. Outside of the special loan loss provision, the Company made significant progress in net interest income, the result of increasing loan portfolio, and significant increase in noninterest income. The Company's return on average assets was -1.69% for the six months ended June 30, 1997 and 0.63% for the six months ended June 30, 1996.

Net Interest Income. Net interest income increased $2.7 million to $7.5 million for the quarter ended June 30, 1997 from $4.9 million for the three months ended June 30, 1996. The increase is a result of continued loan growth, the average loan balance increasing $132 million from a year-ago period while investment and mortgage-backed securities declined $89 million. Average interest earning assets were $610 million for the current period compared to $567 million for the three months ended June 30, 1996. The net interest margin for the quarter was 4.93% compared to 3.41% for the same period ended June 30, 1996.

For the six months ended June 30, 1997, net interest income increased $4.5 million to $14.3 million from $9.8 million for the six months ended June 30, 1996. The average loan balance increasing $130 million from a year-ago period while investment and mortgage-backed securities declined $109 million. Average interest earning assets were $599 million for the current period compared to $579 million for the six months ended June 30, 1996. The net interest margin for the first half was 4.79% compared to 3.39% for the same period ended June 30, 1996.

TABLE 1.   AVERAGE BALANCES, INTEREST RATES AND YIELDS

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


                                                                For the Quarter Ended:                  For the Quarter Ended:
                                                          ---------------------------------        --------------------------------
                                                                       30-Jun-97                                30-Jun-96
                                                          ---------------------------------        --------------------------------
                                                          Average       Quarterly    Yield/         Average     Quarterly    Yield/
                                                          Balance       Interest      Cost          Balance     Interest      Cost
                                                          -------       ---------    ------        --------     ---------    ------
Assets:
Interest earning assets:
  Loans receivable                                       $380,876       $11,003      11.56%        $248,736       $ 5,597     9.00%

  Investment securities                                    42,195           796       7.55           60,687         1,062     7.00
                                                                                                   --------       -------
  Mortgage-backed securities                              186,985         3,084       6.60          257,209         4,388     6.82
                                                         --------       -------                    --------       -------
     Total interest-earning assets                        610,056        14,883       9.76          566,632        11,047     7.80
                                                                        -------                                   -------
Non interest-earning assets                                26,624                                    16,572
                                                         --------                                  --------
     Total assets                                        $636,680                                  $583,204

Liabilities and Retained Earnings:
Interest-bearing liabilities:
  Deposits                                               $367,740       $ 4,593       5.00%        $317,091       $ 3,575     4.51%
    Advances from Federal Home Loan Bank                   90,803         1,326       5.84           94,090         1,346     5.72
    Securities sold under repurchase agreements            81,858         1,144       5.59           64,511           899     5.57
    Other borrowings                                       21,808           302       5.54           29,231           392     5.36
                                                         --------       -------                    --------       -------
    Total interest bearing liabilities                    562,209         7,365       5.24          504,923         6,212     4.92
 Non-interest bearing deposits                              5,732       -------                       7,981       -------
 Other liabilities                                         13,860                                    10,719
                                                         --------                                  --------
     Total liabilities                                    581,801                                   523,623

Equity                                                     54,879                                    59,581
                                                         --------                                  --------
     Total liabilities and equity                        $636,680                                  $583,204
Net interest income/Interest rate spread                                  7,518       4.52%                       $ 4,835     2.88%
                                                                        =======      =====                        =======     ====

Net interest-earning assets/net interest margin          $ 47,847                     4.93%        $ 61,709                   3.41%
                                                         ========                    =====         --------                   ====
Ratio of interest-earning assets to interest bearing
   labilities                                              108.51%                                   112.22%
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



                                      Three Months ended June 30, 1997
                                     vs. Three Months ended June 30, 1996
                                            Increase (Decrease) Due to
                                     ------------------------------------

                                       Volume        Rate        Net
                                       -------       ------     -------
Interest Income:
  Loans receivable                     $ 3,817       $1,589     $ 5,406
  Investment securities                   (349)          84        (265)
  Mortgage-backed securities            (1,158)        (146)     (1,304)
                                       -------       ------     -------
Total interest income                    2,310        1,527       3,837
                                       -------       ------     -------
Interest Expense
  Deposits                                 633          385       1,018
  Advances from the Federal
     Home Loan Bank                        (48)          28         (20)
 Other borrowed money                     (103)          13         (90)
  Securities sold under
     agreements to repurchase              242            3         245
                                       -------       ------     -------
Total interest expense                     724          429       1,153
                                       -------       ------     -------
Net interest income                    $ 1,586       $1,098     $ 2,684
                                       =======       ======     =======

                                                          For the six months ended                   For the six months ended
                                                   ------------------------------------          --------------------------------
                                                                   30-Jun-97                                   30-Jun-96
                                                   ------------------------------------          --------------------------------
                                                   Average         Quarterly      Yield/         Average       Quarterly    Yield/
                                                   Balance         Interest        Cost          Balance       Interest      Cost
                                                   -------         --------        ----          -------       --------      ----
Assets:
Interest earning assets:

  Loans receivable                                 $367,748        $20,744        11.28%         $238,390      $10,607       8.90%
  Investment securities                              40,375          1,612         7.99            71,229        2,759       7.75
  Mortgage-backed securities                        190,988          6,211         6.50           269,084        9,146       6.80
                                                   --------        -------                       --------      -------
     Total interest-earning assets                  599,111         28,567         9.54           578,703       22,512       7.78
                                                                   -------                                     -------
Non interest-earning assets                          27,620                                        15,374
                                                   --------                                      --------
     Total assets                                   626,731                                      $594,077
                                                   ========                                      ========

Liabilities and Retained Earnings:
Interest-bearing liabilities:
  Deposits                                         $355,128        $ 8,706         4.90%         $322,651      $ 7,335       4.55%
    Advances from Federal Home Loan Bank             90,306          2,637         5.84            90,501        2,543       5.62
    Securities sold under repurchase                 76,587          2,132         5.57            70,953        2,006       5.65
     agreements
    Other borrowings                                 27,497            747         5.43            30,486          811       5.32
                                                   --------        -------                       --------      -------
     Total interest-bearing liabilities             549,518         14,222         5.18           514,591       12,695       4.93
                                                                   -------                                     -------
Non-interest bearing deposits                         5,984                                         6,306
Other liabilities                                    12,748                                        10,867
                                                   --------                                      --------
     Total liabilities                              568,250                                       531,764
Equity                                               58,481                                        62,313
                                                   --------                                      --------
     Total liabilities and equity                  $626,731                                      $594,077
                                                   --------                                      --------
Net interest income/Interest rate spread                            14,345         4.36%                       $ 9,817       2.85%
                                                                   =======       ======                        =======      =====
Net interest-earning assets/net                    $ 49,594                        4.79%         $ 64,112                    3.39%
   interest margin                                 --------                      ======          --------                   =====
Ratio of interest-earning assets to
   interest bearing liabilities                      109.02%                                       112.46%
                                                   ========                                      ========


                                 Six Months ended June 30, 1997
                               vs. Six  Months ended June 30, 1996
                                   Increase (Decrease) Due to
                               -----------------------------------
                                  Volume      Rate         Net
                               -----------  --------  ------------
Interest Income:
  Loans receivable               $ 7,297     $2,840      $10,137
  Investment securities           (1,232)        86       (1,146)
  Mortgage-backed securities      (2,540)      (395)      (2,935)
                                 -------     ------      -------
Total interest income              3,525      2,531        6,056
                                 -------     ------      -------

Interest Expense
  Deposits                           796        575        1,371
  Advances from the Federal
     Home Loan Bank                   (6)       100           94
  Other borrowed money               (81)        17          (64)
  Securities sold under
     agreements to repurchase        157        (31)         126
                                 -------     ------      -------
Total interest expense               866        661        1,527
                                 -------     ------      -------

Net interest income              $ 2,659     $1,870      $ 4,529
                                 =======     ======      =======

Interest Income: Interest income increased $3.9 million to $14.9 million in the three months ended June 30, 1997 from $11.0 million for the quarter ended June 30, 1996. The primary reason for the increase was due to a change in earning assets mix, from lower yielding securities to higher yielding loans. Overall securities had a negative volume variance of $1.5 million while loans had a positive variance of $3.8 million for the three months period ended June 30, 1997 compared to the three months ended June 30, 1996. Average interest-earning assets increased $43 million to $610 million in the three months ended June 30, 1997, from $567 million during the same period for the prior year. The yield on loans increased 2.56%, to 11.56%. The Company has emphasized the origination of equity lines of credit utilizing credit-scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of the loan to the appraised value of the property. Interest on securities decreased $266,000 for the three months ended June 30, 1997 to $796,000, from $1.1 million for the quarter ended June 30, 1996. The average securities outstanding decreased 30.47% from $61 million for the quarter ended June 30, 1996 to $42 million for the same period ended June 30, 1997. The yield on securities increased to 7.55% from 7.00% respectively for the same time periods. Interest on mortgage-backed securities decreased $1.3 million from $4.4 million to $3.1 million. The average mortgage-backed securities outstanding decreased $70 million to $187 million for the quarter ended June 30, 1997 from $257 million for the three months ended June 30, 1996. Yields on mortgage-backed securities decreased .22% over the same period, to 6.60%.

For the six months ended June 30, 1997, Interest income increased $6.1 million to $28.6 million from $22.5 million for the six months ended June 30, 1996. Average interest-earning assets increased $20 million to $599 million in the six months ended June 30, 1997, from $579 million during the same period for the prior year. Average loans outstanding were $368 million compared to $238 for the same period year-ago. The yield on loans increased 2.38%, to 11.28%. Interest on securities decreased $1.2 million for the six months ended June 30, 1997 to $1.6 million, from $2.8 million for the six months ended June 30, 1996. The average securities outstanding were $40 million decreased from $71 million for the six months ended June 30, 1996. The yield on securities increased to 7.99%, from 7.75% respectively for the same time periods. Interest on mortgage-backed securities was $6.2 million, a decrease from $9.1 million for the same period year-ago. The average mortgage-backed securities outstanding decreased $78 million to $191 million for the six months ended June 30, 1997 from $269 million for the six months ended June 30, 1997. Yields on mortgage-backed securities decreased .30% over the same period, to 6.50%.

Interest Expense. Interest expense increased $1.2 million to $7.4 million for the three months ended June 30, 1997 from $6.2 million for the quarter ended June 30, 1996. This increase was attributable to both an average increase in interest-bearing liabilities of $57 million, from $505 million for the three months ended June 30, 1996 to $562 million for the three months ended June 30, 1997, as well as an increase in the average cost of interest-bearing liabilities of 0.32%, from 4.92% for the three months ended June 30, 1996 to 5.24% for the same period ended June 30, 1997. The average balance on deposits Increased $51 million, to $367 million, as the Bank aggressively pursues certificates of deposits products, and the cost of interest-bearing deposits increased from 4.51% for the quarter ended June 30, 1996 to 5.00% for the three months ended June 30, 1997. During the same period of time, non-interest-bearing deposits decreased from an average of $8 million for the three months ended June 30, 1996 to $5.8 million for the three months ended June 30, 1997. Interest on Federal Home Loan Bank advances decreased $20,000 from the three months ended June 30, 1996 compared to the same period ended June 30, 1997. This decrease was attributable to a decrease in average Federal Home Loan Bank advances outstanding of $3.3 million, from $94.1 million for the three months ended June 30, 1996 to $90.8 million for the three months ended June 30, 1997. The decrease in Average balance outstanding was partially offset by an increase in the average cost of borrowing of 0.12%, from 5.72% for the three months ended June 30, 1996 to 5.84% for the same period ended June 30, 1997. Interest on securities sold under agreement to repurchase and other borrowings increased by $155,000, from $1.3 million for the three months ended June 30, 1996 to $1.4 million for the three months ended June 30, 1997. The average balance of securities sold under agreement to repurchase and other borrowings increased $10 million from the three months ended June 30, 1996 to the same period ended June 30, 1997. The average rate on these borrowings was 5.51% and 5.57% for the quarters ended June 30, 1996 and June 30, 1997, respectively.

For the Six months ended June 30, 1997 interest expense was $14.2 million, a $1.5 million increase over the same period in the prior year. This increase was attributable to both an average increase in interest-bearing liabilities of $35 million, from $515 million for the six months ended June 30, 1996 to $550 million for the six months ended June 30, 1997; as well as an increase in the average cost of interest-bearing liabilities of 0.25%, from 4.93% for the six months ended June 30, 1996 to 5.18% for the same period ended June 30, 1997. The average balance on deposits increased $32 million, to $355 million, and the cost of interest-bearing deposits increased from 4.55% for the six months ended June 30, 1996 to 4.90% for the six months ended June 30, 1997. During the same time period, non-interest-bearing deposits decreased from an average of $6.3 million for the six months ended June 30, 1996 to $6 million for the six months ended June 30, 1997. Interest on Federal Home Loan Bank advances increased $94,000 from the six months ended June 30, 1996 compared to the same period ended June 30, 1997. This increase was attributable to an increase average cost of borrowing of 0.22%, from 5.62% for the six months ended June 30, 1996 to 5.84% for the same period ended June 30, 1997. Interest on securities sold under agreement to repurchase and other borrowings increased by $62,000 to $2.9 million for the six months ended June 30, 1997. The average balance of securities sold under agreement to repurchase and other borrowings increased $2.6 million from the six months ended June 30, 1996 compared to the same period ended June 30, 1997. The average rate on these borrowings was 5.64% and 5.72% for the six months ended June 30, 1996 and June 30, 1997, respectively.

Provision for Loan Loss. The Company maintains its allowance for loan losses at level which is considered by management to be adequate to absorb possible loan losses on existing loans, based on an evaluation of the collectibility of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problems, the value of related collateral, the regulators' stringent view of adequate reserve levels for the thrift industry and the current economic conditions that may affect the borrower's ability to pay. Loans are evaluated and categorized into risk categories. For each risk category, the methodology assigns a percentage of principal amount of the category that should be maintained as a general valuation allowance. To the extent that the amount of loans categorized into the respective risk categories requires the general valuation allowance to be increased, the provision for loan losses will be impacted accordingly. Therefore, in the event Avondale is required to increase its allowance for loan losses, operating results could be adversely affected. The allowance for loan losses is established through a provision for loan losses charged to expense.

Analysis of Allowance for Loan Losses
----------------------------------------

A reconciliation of the activity in Avondale's allowance for possible loan losses is as follows:

                                       For the Three Months Ended        For the Six Months Ended
                                     June 30, 1997   June 30, 1996    June 30, 1997   June 30, 1996
                                     -------------   -------------    -------------   -------------
Balance at January 1                      $ 20,501        $  4,043         $  7,208        $  3,460
Provision for possible loan losses           3,545             475           18,059           1,125
Charge-offs                                 (5,523)           (192)          (6,795)           (259)
Recoveries                                      32               -               83               -
                                     -------------   ------------------------------   -------------
Balance at June 30                          18,555           4,326           18,556           4,326
                                     =============   ==============================   =============
Loans at June 30                           347,925         266,122          347,925         266,122
                                     =============   ==============================   =============

Ratio of allowance of loans                   5.33%           1.63%            5.33%           1.63%
                                     =============   ==============================   =============

     The provision for loan losses increased $3.1 million to $3.5 million for the three months ended June 30, 1997 from $475,000 for the quarter ended June 30, 1996. For the six months ended June 30, 1996 the provision was $18 million compared to $1.1 million for the same period last year. The increase was a result of a $13 million provision for loan loss during the first quarter. This provision is the outgrowth of higher than expected delinquency rate and the resulting potential for subsequent loan losses in one of the Bank's private label credit card programs and the continued growth in the overall loan portfolio. The private label credit card portfolio has a balance of $50 million, which represents approximately 14.29% of the Bank's loans outstanding. The allowance for loan losses was $18.6 million as of June 30, 1997, $7.2 million as of December 31, 1996 and $4.3 million as of June 30, 1996.


NON-PERFORMING ASSETS
---------------------
    (In thousands)
                                             At           At           At
                                          June 30,   December 31,   June 30,
                                            1997         1996         1996
                                         ---------- -------------- ----------
     Non-accruing loans:
       Equity lines of credit              $ 3,229         $2,150     $1,517
       One to four family loans                783          1,523        951
       Multi-family                            251            365        117
       Consumer loans                       13,511          1,256         48
                                         ---------- -------------- ----------
     Total non-performing loans             17,774          5,294      2,633
                                         ---------- -------------- ----------
     Total non-performing loans to
      total loans                             5.11%          1.63%      1.63%
                                         ========== ============== ==========
     Other real estate owned               $ 1,516         $  270     $1,839
                                         ========== ============== ==========
     Total non-performing loans and
       Real estate owned to total            3.18%          0.93%      0.77%
        assets
                                         ========== ============== ==========

Non-Performing Assets: Non-performing loans at June 30, 1997 were $17.8 million, increasing from $5.3 million at December 31, 1996 and $2.6 million at June 30, 1996. The increase is due to the Bank's private label credit card portfolio which had non-performing balances at June 30, 1997 of $12.7 million, compared to $651,000 at December 31, 1996. The Bank took a special $13 million provision in the first quarter to cover estimated probable losses for this portfolio. The delinquency on the rest of the Bank's loan portfolio is in line with expectations and is priced accordingly. With the exception of the one private label credit card portfolio, the non-performing loans were 1.70% of total loans at June 30, 1997 compared to 1.43% at December 31, 1996 and .99% at June 30, 1996. The sixty-day and thirty-day delinquency as of June 30, 1997 were 1.12% and 3.03%, compared to 1.40% and 5.00% as of December 31, 1996.

The non-performing loans on the private label portfolio were 25.4% of the portfolio as of June 30, 1997. The sixty-day and thirty-day delinquency for this portfolio as of June 30, 1997 was 6.2% and 7.1%, respectively. Management believes the special loan loss provision expensed in the first quarter and the regular accrual attributable to this program is adequate.

Net charge-offs for the second quarter totaled $5.5 million, of which $4.8 million was related to the private label credit card portfolio. For the first half of 1997, net charge-offs were $6.7 million, of which $5.1 million was related to the private credit card portfolio.

Non-Interest Income: Non-interest income was $6.1 million for the quarter, an increase of $5.3 million from the year-ago quarter. This increase was primarily due to securitization gains of $4.1 million and loan servicing and late fees, which increased by $1.6 million over the year-ago period, to $1.7 million. Security gains were $64,000, down for $500,000 a year-ago reflecting the decline in the size of the investment portfolio, to provide funding for the increasing loan business.

The securitization gains of $4.1 million represents the difference between the present value of estimated future cash flows less the over the life recourse reserve and other securitization related expenses. The realizability of the expected future cash flows is evaluated periodically, and any impairment is recognized in income immediately. Securitization income along with fees paid to the Company to service the securitized loan pools, are reported in the accompanying consolidated statement of income as a component of loan servicing income. This amount totaled $511,000 for the six months ended June 30, 1997.

For the first half non-interest income was $7.7 million, an increase of $6 million from the first six months of 1996. The increase was due to the securitization gain of $4.1 million and loan servicing income, which increased $2.8 million to $2.9 million. Security gains were $75,000, down from $1.1 million in the year-ago period.

Non-Interest Expense: Non-interest expenses were $6.6 million, an increase of $2.9 million from the year-ago quarter. The increase was primarily due to additional personnel, technology and occupancy costs needed to support the growth in the Bank's lending activity. The Company had 214 full-time equivalent employees at June 30, 1997, up from 129 at June 30, 1996. The occupancy expenses increased $362,000, to $602,000 for the quarter due to the relocation of the loan operations center to a larger office space. Legal and professional expenses increased $403,000, to $559,000 due to outsourcing of certain loan collection services. Data processing expenses also increased $352,000 to $720,000 for the quarter, reflecting the higher number of loans outstanding.

For the first half non-interest expenses were $12.3 million compared to $7.5 million in the same period last year. Compensation expenses increased $1.3 million to $5.1 million. Occupancy expenses increased $633,000, to $1.1 million for the first half of 1997. Data processing expenses increased $882,000 to $1.5 million. Legal and professional expenses increased $491,000 to $762,000 in the first half of 1997. All these increases were to support the Bank's increasing lending business. The Bank's operating efficiency ratio was 55.88% compared with 65.32% in the year-ago period.

Provision for Income Taxes. The provision for income taxes was $1.2 million for the three months ended June 30, 1997. The provision was $544,000 in the same period ended June 30, 1996. The respective income tax expense represented effective tax rates of 35.14% for the quarter ended June 30, 1997 and 36.73% for the three months ended June 30, 1996.

For the six months ended June 30, 1997, the provision for income taxes was a credit of $3 million due to the loss in the first quarter. The provision was $1 million in the same period ended June 30, 1996. The respective income tax expense represented effective tax rates of 36.40% for the quarter ended June 30, 1997 and 34.70% for the six months ended June 30, 1996.

PART 11 - OTHER INFORMATION

The calculation of the Registrant's primary and fully diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):

          For the three Months Ended June 30, 1997:

          Primary
          ------------------------------------------

          Net income                                         $  2,285

          Average common shares outstanding                     3,504

          Common stock equivalent                                   -
                                                           ----------

          Average primary shares outstanding                    3,504

            Primary earning per share                          $  .65

          Fully diluted earnings per share
          ------------------------------------------

          Net income                                         $  2,285

          Average common shares outstanding                     3,504

          Common stock equivalent                                   -
                                                           ----------

          Average fully diluted shares outstanding              3,504

            Fully diluted earning per share                    $  .65

          For the six Months Ended June 30, 1997:


          Primary

          Net income                                       $  (5,294)

          Average common shares outstanding                     3,516

          Common stock equivalent                                   -

          Average primary shares outstanding                    3,516

            Primary earning per share                       $  (1.51)

          Fully diluted earnings per share

          Net income                                       $  (5,294)

          Average common shares outstanding                     3,516

          Common stock equivalent                                   -

          Average fully diluted shares outstanding              3,516

            Fully diluted earning per share                 $  (1.51)

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 13th day of August, 1997.

AVONDALE FINANCIAL CORP.
            (Registrant)


                             Robert S. Engelman, Jr.
                             President and Chief Executive Officer

 /s/ Robert S. Engelman, Jr. (Principal Executive Officer)
-----------------------------


                             Howard A. Jaffe,

                             Vice President

                             and Chief Financial Officer

                             (Principal Financial Officer and

 /s/ Howard A. Jaffe         Principal Accounting Officer)
-----------------------------