Form 10-Q
period 1997-09-30
AVONDALE FINANCIAL CORP
filed 1997-11-14
CIK 908143

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the quarterly period ending September 30, 1997

                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
     For the transition period from__________________ to _____________________.

                        Commission file number 0-24566

                           AVONDALE FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)

            Delaware                                       36-3895923
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

20 North Clark Street, Chicago, Illinois                             60602
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:     (312) 782-6200
                                                          ----------------------

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

3,494,545 common shares of stock were outstanding as of November 12, 1997.

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES
                   -----------------------------------------
                                   FORM 10-Q
                                   ---------
                              SEPTEMBER 30, 1997
                              ------------------

INDEX
-----

PART I. FINANCIAL INFORMATION


  Item 1.    Financial Statements
         Condensed consolidated balance sheets at September 30, 1997, December 31, 1996
         and September 30, 1996............................................................                            2

         Condensed consolidated statements of income for the three and nine months ended
         September 30, 1997 and September 30, 1996.........................................                            3

         Condensed consolidated statements of cash flows for the nine months ended
         September 30, 1997 and September 30, 1996.........................................                        4 - 5

         Notes to condensed consolidated financial statements..............................                        6 - 7

  Item 2.    Management's discussion and analysis of financial condition and results
             of operations.................................................................                       8 - 17

PART II.  OTHER INFORMATION

         Calculation of earnings per share.................................................                        18-19

         Signatures........................................................................                           20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------
AVONDALE FINANCIAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED - September 30)                                                Sept. 30, 1997   Dec. 31, 1996  Sept. 30, 1996
                                                                          --------------   ------------   --------------
ASSETS                                                                        (in thousands except per share data)
Cash and due from banks                                                        $ 12,754       $  8,334         $  5,990
Interest-bearing deposits                                                           628            740            1,108
                                                                               --------       --------         --------
    Total cash and cash equivalents                                              13,382          9,074            7,098
Securities available for sale - At fair value
 (amortized cost Sept. 30, 1997 - $43,092; Dec. 31, 1996
 - $36,037 and Sept. 30, 1996 - $37,212)                                         43,115         35,901           37,113
Securities held-to-maturity - At amortized cost
 (fair value Sept. 30, 1997 - $1,000; Dec. 31, 1996
 -  $6,488 and Sept. 30, 1996 - $6,852)                                           1,000          6,498            6,895
Mortgage-backed securities available-for-sale - At fair value
 (amortized cost Sept. 30, 1997 - $92,619; Dec. 31, 1996
 - $136,214 and Sept. 30, 1996 - $169,640)                                       92,984        136,418          170,626
Mortgage-backed securities held-to-maturity - At amortized cost
 (fair value Sept. 30, 1997 - $55,320; Dec. 31, 1996 - $61,387
 and Sept. 30, 1996 - $61,383)                                                   55,793         61,438           61,813
Loans                                                                           348,215        324,508          308,749
Less: Allowance for loan loss                                                     5,729          7,208            4,516
                                                                               --------       --------         --------
    Loans, net                                                                  342,486        317,300          304,233
Federal Home Loan Bank stock - at cost                                            4,540          4,790            4,790
Office buildings and equipment, net                                               4,814          3,875            4,296
Other real estate owned, net                                                        465            270              502
Accrued interest receivable                                                       6,445          6,896            4,868
Prepaid expenses and other assets                                                18,997         10,410            7,030
Deferred income tax                                                              12,897          2,702            3,536
                                                                               --------       --------         --------
      Total assets                                                             $596,918       $595,572         $612,800
                                                                               ========       ========         ========
Deposits                                                                       $396,445       $330,655         $313,979
Advances from Federal Home Loan Bank                                             90,803         90,803           90,803
Securities sold under agreements to repurchase                                   32,453         69,147          102,025
Other borrowings                                                                 18,000         32,000           29,000
Advance payments by borrowers for taxes and insurance                                77            931              283
Accrued interest payable                                                          1,258          2,212            1,153
Income taxes payable                                                              2,260            452               67
Other liabilities                                                                 9,552          8,664           16,716
                                                                               --------       --------         --------
    Total liabilities                                                           550,848        534,864          554,026
                                                                               --------       --------         --------

Common stock ($.01 par: 10,000,000 shares authorized, 3,494,545,
3,525,288 and 3,418,568 issued and outstanding, at Sept. 30, 1997,
Dec. 31, 1996 and Sept. 30, 1996, respectively)                                      44             44               44
Capital surplus                                                                  43,108         43,018           43,018
Retained earnings                                                                16,419         31,031           28,199
Treasury stock                                                                  (11,045)       (10,496)          (8,462)
Unrealized net gain (loss) on securities available-for-sale, net of tax of $141 at Sept. 30, 1997, $21 at Dec. 31, 1996
 and ($349) at Sept. 30, 1996                                                       208             33             (550)
Common Stock acquired by ESOP                                                    (1,693)        (1,693)          (2,116)
Unearned portion of restricted stock awards                                        (971)        (1,229)          (1,359)
                                                                               --------       --------         --------
    Total stockholders' equity                                                   46,070         60,708           58,774
                                                                               --------       --------         --------
    Total liabilities and stockholders' equity                                 $596,918        595,572         $612,800
                                                                               ========       ========         ========

See accompanying notes to Condensed Consolidated Financial Statements


AVONDALE FINANCIAL CORP.                           For the Three Months Ended          For the Nine Months Ended
CONSOLIDATED STATEMENTS OF INCOME                Sept. 30, 1997   Sept. 30, 1996    Sept. 30, 1997   Sept. 30, 1996
(UNAUDITED)                                      --------------   --------------    --------------   --------------
INTEREST INCOME:
  Loans                                              $    9,969       $    6,263        $   30,713       $   16,870
  Securities                                                552              791             1,732            3,297
  Mortgage-backed securities                              2,855            3,966             9,066           13,111
  Other                                                     146              131               577              384
                                                     ----------       ----------        ----------       ----------
Total interest income                                    13,522           11,151            42,088           33,662
INTEREST EXPENSE:
  Deposits                                                5,007            3,528            13,713           10,863
  Advances from the Federal Home Loan Bank                1,312            1,349             3,949            3,891
  Securities sold under agreements to repurchase            488            1,156             2,620            3,162
  Other borrowings                                          352              447             1,099            1,258
                                                     ----------       ----------        ----------       ----------
Total interest expense                                    7,159            6,480            21,381           19,174
NET INTEREST INCOME                                       6,363            4,671            20,707           14,488
Provision for loan losses                                 6,523              555            24,582            1,680
                                                     ----------       ----------        ----------       ----------
Net interest income after provision
 for loan losses                                           (160)           4,116            (3,875)          12,808

NONINTEREST INCOME:

  Net gains (losses) on trading activities                    -               69                 -               69
  Net security gains (losses)                             1,133              871             1,208            1,967
  Net gain on loan securitizations                            -                -             4,122                -
  Net gain (loss) on sales of loans                     (11,755)               -           (11,755)               7
  Loan servicing income                                   1,717              129             4,593              245
  Fees for other customer services                          103               90               484              262
  Other operating income                                    167              110               434              439
                                                     ----------       ----------        ----------       ----------
Total noninterest income                                 (8,635)           1,269              (914)           2,989

NONINTEREST EXPENSE:
  Salaries and employee benefits                          2,498            1,853             7,619            5,708
  Occupancy and equipment expenses, net                     611              401             1,717              874
  Federal deposit insurance premiums                         57            2,457               180            2,845
  Advertising and public relations                           66               96               384              518
  Data processing                                           699              345             2,189              952
  Real estate owned expense, net                           (190)              57              (144)             (22)
  Legal and professional                                    725              118             1,486              390
  Other operating expenses                                1,399              842             4,762            2,439
                                                     ----------       ----------        ----------       ----------
Total noninterest expense                                 5,865            6,169            18,193           13,704
Income before income taxes                              (14,660)            (784)          (22,982)           2,093
Provision (benefit) for income taxes                     (5,342)            (290)           (8,371)             709
                                                     ----------       ----------        ----------       ----------
NET INCOME (LOSS)                                    $   (9,318)      $     (494)       $  (14,611)      $    1,384
                                                     ==========       ==========        ==========       ==========
PER COMMON SHARE:
Earnings per common share                            $    (2.67)      $    (0.14)       $    (4.16)      $     0.37
                                                     ==========       ==========        ==========       ==========
Weighted average common shares outstanding            3,494,545        3,602,968         3,509,060        3,764,519


See accompanying notes to Condensed Consolidated Financial Statements

AVONDALE FEDERAL SAVINGS BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE FOLLOWING PERIODS (In thousands):

                                                                                        For the Nine Months Ended September 30
                                                                                                1997               1996
                                                                                        -------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                 $ (14,611)           $   1,384
  Adjustments to reconcile net income to net cash flows from operating activities
    Depreciation                                                                                   912                  738
    Amortization (accretion), net                                                                 (645)              (3,321)
    Provision for loan losses                                                                   24,582                1,680
    Provision for deferred income taxes                                                        (10,346)                 (49)
    Net gain on sales of securities available-for-sale                                          (1,208)              (2,036)
    Net Gain on the Securitization of loans                                                     (4,122)                   -
    Net gains on sales of real estate owned                                                       (284)                (202)
    Net changes in:
      Prepaid expenses and other assets                                                         (2,613)              (6,515)
      Accrued interest receivable                                                                  845                  195
      Income taxes payable                                                                       1,807                   32
      Accrued interest payable                                                                    (954)                  99
      Other liabilities                                                                            550                8,095
                                                                                             ---------            ---------
  Net cash flows provided by (used in) operating activities                                     (6,087)                 100
                                                                                             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities held-to-maturity                         $   5,500            $       -
  Sale of Federal Home Loan Bank stock                                                             250                    -
  Purchases of Federal Home Loan Bank stock                                                          -                 (375)
  Proceeds from maturities of securities available-for-sale                                          -               19,700
  Proceeds from sales securities available-for-sale                                              7,000               42,750
  Proceeds from sales of mortgage-backed securities available-for-sale                          47,424              176,440
  Purchases of securities available-for-sale                                                   (14,545)             (22,550)
  Purchases of mortgage-backed securities available-for-sale                                   (14,914)            (148,960)
  Purchases of mortgage-backed securities held-to-maturity                                           -               (3,199)
  Principal collected on mortgage-backed securities held-to-maturity                             5,695                6,282
  Principal collected on mortgage-backed securities available-for-sale                          12,716               23,550
  Principal collected on securities available-for-sale                                             665                  465
  Proceeds Securitization of Loans                                                              79,568                    -
  Net increase in loans                                                                       (132,980)             (89,006)
  Proceeds from sales of real estate owned                                                       1,823                2,097
  Expenditures for office properties and equipment                                              (1,851)              (1,056)
                                                                                             ---------            ---------
  Net cash flows provided by (used in) investing activities                                     (3,649)               6,138
                                                                                             ---------            ---------

AVONDALE FEDERAL SAVINGS BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FOLLOWING PERIODS (In thousands):

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (decrease) in deposits                                                        $ 65,791             $(21,842)
  Net decrease in advance payments by borrowers for taxes and insurance                          (854)              (1,171)
  Net increase (decrease) in securities sold under agreement to repurchase                    (36,693)              25,233
  Net decrease in other borrowings                                                            (14,000)             (12,500)
  Proceeds from Federal Home Loan Bank advances                                                 5,000               62,500
  Repayment of Federal Home Loan Bank advances                                                 (5,000)             (50,000)
  Additional Paid-in-Capital                                                                       90                    -
  Unearned Restricted Stock                                                                       259                  800
  Purchase of Treasury Stock                                                                     (549)              (8,463)
                                                                                             --------             --------
  Net cash flows provided by (used in) financing activities                                    14,044               (5,443)
                                                                                             --------             --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             $  4,308             $    795
CASH AND CASH EQUIVALENTS - Beginning of year                                                   9,074                6,342
                                                                                             --------             --------
CASH AND CASH EQUIVALENTS - End of year                                                      $ 13,382             $  7,137
                                                                                             ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                              $ 22,335             $ 19,075
  Income taxes paid                                                                               425                  677

See accompanying notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and industry reporting practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report.

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

NOTE 2 - REGULATORY CAPITAL

Pursuant to the Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA), savings institutions must meet three separate minimum capital-to-assets requirements: (1) a risk-based capital requirement of 8% of risk-weighted assets, (2) a core capital ratio of 3% core capital to adjusted total assets, and (3) a tangible capital requirement of 1.5% tangible core capital to adjusted total assets. The following table summarizes, as of September 30, 1997, Avondale Federal Savings Bank's (the "Bank") capital requirements under FIRREA and its actual capital ratios at that date:

                                                Bank
                         Capital               Actual
                       Requirement             Capital
                       -----------             -------
         Risk-based       8.00%                 13.18%
         Core             3.00%                  7.55%
         Tangible         1.50%                  7.55%

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

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard is not expected to have an impact on the Company's financial position or results of operations.

   There are no regulatory issues outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

     The Company was formed in June 1993 and became the holding company for the Bank upon consummation of the Conversion to stock form on April 3, 1995. The Company has conducted no business other than that directly related to the Bank. The Company's results of operations are primarily dependent upon the Bank's net interest income, which is the difference between interest income on its interest-earning assets such as loans and mortgage-backed or other securities, and interest paid on its interest-bearing liabilities, such as deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Company's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges and other fees. Noninterest expense includes salaries and employee benefits, real estate owned, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

     The operating results of Company are also affected by general economic conditions, the monetary and fiscal policies of federal agencies and the policies of agencies that regulate financial institutions. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand and the availability of funds for lending activities.

Comparison of Financial Condition as of September 30, 1997 and December 31, 1996

     General. Total assets increased $2 million, to $597 million as of September 30, 1997 from $595 million as of December 31, 1996. The loan portfolio grew by $24 million or 7.31%. This increase was concentrated in the home equity lines of credit, which grew $35 million in the first nine months of current period. In May, 1997 the Company successfully completed its second securitization and sale of approximately $82 million of Home Equity Lines of Credit. The Company retained the servicing on the portfolio and as of September 30, 1997 has $138 million of loans sold which are serviced by the Company. The increase in loans was offset by a $47 million decrease in the securities portfolio. Avondale continues to focus on the origination of equity lines of credit. The Company has implemented a credit scoring model, whereby the equity lines of credit are underwritten and priced according to the credit worthiness of the customer, as well as the loan to value percentage. The Company originated 1,531 home equity line of credit loans with lines of $48 million for the three months ended September 30, 1997 and 6,048 home equity line of credit loans with lines of $187 million for the nine months ended September 30, 1997. As a result of the growth and potential opportunities in the Bank's home equity lending business, and in recognition of the amount of time it would take for the private label credit card services ("PLCS") business to achieve acceptable levels of profitability, the Bank has decided to refocus its resources entirely to home equity and other types of mortgage-related lending and exit the PLCS business. During the current quarter, the Bank committed to sell the substantially all of the private label credit card portfolio and recorded a loss of $16.5 million in connection with the sale. This loss was comprised of an $11.8 million writedown to the sales price of the portfolio and $4.7 million in additional charge-offs of non-performing loans. At September 30, 1997 the Company had $15 million in loan held for sale, net of the $11.8 million market value loss adjustment, which are included on loans on the balance sheet.

Total liabilities increased $16 million from December 31, 1996 to September 30, 1997, to $551 million. Total deposits increased $66 million and borrowings decreased $52 million over this period of time. Total stockholders' equity decreased by $15 million from December 31, 1996 to September 30, 1997, to $46 million. The decrease is attributed to the current year operating loss of $14.6 million and a stock repurchase of $550,000. The securities available-for-sale portfolio had a net unrealized gain of $388,000 as of September 30, 1997.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 1997 and 1996.

General. The Company incurred a net loss of $9.3 million for the three months ended September 30, 1997, compared to $494,000 net loss for the quarter ended September 30, 1996. The loss during the current period was a result of the $16.5 million loss in connection with the sale of the Bank's private label credit portfolio. As announced during the first quarter of 1997, the Company decided to exit the private label credit card business and market the portfolio for sale. The loss during the year-ago period was the result of the one-time $2.3 million SAIF recapitalization charge. The Company continues to make progress in net interest income, the result of the growing home equity loan portfolio, and in noninterest income, primarily due to loan fees and gains on securitization of home equity loans. Loss per share for the quarter was $2.67 compared with a $.14 loss for the quarter a year ago. The Company's return on average assets was (6.08)% for the period ended September 30, 1997 and (0.33)% for the three months ended September 30, 1996.

For the nine months ended September 30, 1997, Avondale reported a net loss of $14.6 million or $4.16 per share compared to net income of $1.4 million or $.37 per share during the first nine months of 1996. The loss was a result of a $13 million provision for loan losses during the first quarter due to a higher than expected delinquency rates in one of the Bank's private label credit card programs, and the $16.5 million loss connected with the disposition of the Bank's private label credit card portfolio in the current quarter. The Company's return on average assets was (1.69%) for the nine months ended September 30, 1997 and 0.63% for the nine months ended September 30, 1996.

Net Interest Income. Net interest income increased $1.7 million to $6.4 million for the quarter ended September 30, 1997 from $4.7 million for the three months ended September 30, 1996. The increase is a result of continued loan growth, the average loan balance increasing $79 million from a year-ago period, offset by a declines in investment and mortgage-backed securities of $69 million. Average interest earning assets were $575 million for the current period compared to $565 million for the three months ended September 30, 1996. The net interest margin for the quarter was 4.43% compared to 3.31% for the same period ended September 30, 1996.

For the nine months ended September 30, 1997, net interest income increased $6.2 million to $20.7 million from $14.5 million for the nine months ended September 30, 1996. The average loan balance increased $115 million from a year-ago period while investment and mortgage-backed securities declined $96 million. Average interest earning assets were $591 million for the current period compared to $571 million for the nine months ended September 30, 1996. The net interest margin for the first nine months of 1997 was 4.67% compared to 3.38% for the same period ended September 30, 1996.


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

                                                        For the Quarter Ended:                 For the Quarter Ended:
                                                  ----------------------------------   ------------------------------------
                                                                30-Sep-97                           30-Sep-96
                                                  ----------------------------------   ------------------------------------
                                                    Average    Quarterly    Yield/         Average      Quarterly   Yield/
                                                    Balance     Interest     Cost          Balance      Interest     Cost
                                                    -------    ---------    ------        --------      ---------   ------
Assets:
Interest earning assets:

  Loans                                             $ 358,260       9,969     11.13 %      $ 279,336         6,263    8.97%
  Investment securities                                38,405         697      7.26           52,147           922    7.07
  Mortgage-backed securities                          177,983       2,856      6.42          233,215         3,965    6.80
                                                  -----------   ---------                 ----------   ------------
     Total interest-earning assets                    574,648      13,522      9.41          564,698        11,150    7.90
  Non interest-earning assets                          38,762   ---------                     30,391   ------------
                                                  -----------                             ----------
     Total assets                                     613,410                             $  595,089
                                                  ===========                             ==========

Liabilities and Retained Earnings:
Interest-bearing liabilities:

    Deposits                                        $ 385,986       5,007      5.19 %       $310,521         3,528    4.54%
    Advances from Federal Home Loan Bank               90,803       1,312      5.78           90,803         1,348    5.94
    Securities sold under repurchase agreements        34,171         488      5.71           82,292         1,156    5.62
    Other borrowings                                   25,145         352      5.60           33,363           447    5.36
                                                     --------  ----------                   --------         -----
     Total interest-bearing liabilities               536,105       7,159      5.34          516,979         6,479    5.01
                                                               ----------                                    -----
Non-interest bearing deposits                           6,037                                  6,900
Other liabilities                                      14,188                                 11,627
                                                     --------                               --------
     Total liabilities                                556,330                                535,506
Equity                                                 57,080                                 59,583
                                                  -----------                             ----------
     Total liabilities and equity                     613,410                                595,089
                                                  ===========                             ==========
Net interest income/Interest rate spread                            6,363     4.07%                    $     4,671    2.89%
                                                               ==========   ======                     ===========   ======
Net interest-earning assets/net interest margin        38,543                 4.43%      $    47,719                  3.31%
                                                  ===========               ======        ==========                 ======
Ratio of interest-earning assets to
   interest bearing liabilities                        107.19%                                109.23%
                                                  ===========                             ==========


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

                                        Three Months ended Sept. 30, 1997
                                      vs. Three Months ended Sept. 30, 1996
                                           Increase (Decrease) Due to
                                      -------------------------------------
                                       Volume        Rate          Total
                                      ---------    ---------     ----------
Interest Income:
  Loans                               $   2,196    $   1,510      $   3,706
  Investment securities                    (249)          24           (225)
  Mortgage-backed securities               (886)        (223)        (1,109)
                                      ---------    ---------      ---------
Total interest income                     1,061        1,311          2,372
                                      ---------    ---------      ---------

Interest Expense
  Deposits                                  979          500          1,479
  Advances from the Federal
     Home Loan Bank                           -          (36)           (36)
  Other borrowed money                     (115)          20            (95)
  Securities sold under
     agreements to repurchase              (687)          19           (668)
                                      ---------    ---------      ---------
Total interest expense                      177          503            680
                                      ---------    ---------      ---------
Net interest income                   $     884    $     808      $   1,692
                                      =========    =========      =========

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

                                                      For the Nine Months ended               For the Nine Months ended
                                                  ----------------------------------      ---------------------------------
                                                              30-Sep-97                               30-Sep-96
                                                  ----------------------------------      ---------------------------------
                                                    Average    Quarterly     Yield/         Average      Quarterly  Yield/
                                                    Balance     Interest      Cost          Balance      Interest    Cost
                                                  ------------ -----------  --------      -----------  ------------ -------
Assets:
Interest earning assets:
  Loans                                             $ 364,528      30,713     11.23%       $ 249,505        16,870    9.02%
  Investment securities                                39,708       2,309      7.75           64,840         3,681    7.57
  Mortgage-backed securities                          186,627       9,066      6.48          257,059        13,111    6.80
                                                  -----------  ----------                 ----------   -----------
     Total interest-earning assets                    590,863      42,088      9.50          571,404        33,662    7.85
                                                               ----------                              -----------
Non interest-earning assets                            31,361                                 22,992
                                                  -----------                             ----------
     Total assets                                     622,224                 7.753%         594,396
                                                  ===========                             ==========
Liabilities and Retained Earnings:
Interest-bearing liabilities:
  Deposits                                          $ 365,509      13,713      5.00%       $ 318,969        10,863    4.54%
    Advances from Federal Home Loan Bank               90,474       3,949      5.82           90,603         3,891    5.73
    Securities sold under repurchase agreements        62,312       2,620      5.61           74,735         3,162    5.64
    Other borrowings                                   26,681       1,099      5.49           31,456         1,258    5.33
                                                  -----------  ----------                 ----------   -----------
     Total interest-bearing liabilities               544,976      21,381      5.23          515,763        19,174    4.96
                                                               ----------                              -----------
Non-interest bearing deposits                           6,002                                  6,124
Other liabilities                                      13,237                                 11,114
                                                  -----------                             ----------
     Total liabilities                                564,215                                533,001
Equity                                                 58,009                                 61,395
                                                  -----------                             ----------
     Total liabilities and equity                     622,224                                594,396
                                                  ===========                             ==========
Net interest income/Interest rate spread                           20,707      4.27%                        14,488    2.89%
                                                               ----------      ----                    -----------    ----
Net interest-earning assets/net interest margin        45,887                  4.67%          55,641                  3.38%
                                                  ===========                  ----       ==========                  ----
Ratio of interest-earning assets to
   interest bearing liabilities                       108.42%                                110.79%
                                                  ===========                             ==========

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

                                 Three Months ended Sept. 30, 1997
                                vs. Three Months ended Sept. 30, 1996
                                      Increase (Decrease) Due to
                               ---------------------------------------
                                 Volume         Rate          Net
                               ----------   ------------ ------------
Interest Income:
  Loans                         $ 2,196        $  1,510   $   3,706
  Investment securities            (249)             24        (225)
  Mortgage-backed securities       (886)           (223)     (1,109)
                               ----------   ------------ ------------
Total interest income             1,061           1,311       2,372
                               ----------   ------------ ------------
Interest Expense
  Deposits                          979             500       1,479
  Advances from the Federal
     Home Loan Bank                   -             (36)        (36)
 Other borrowed money              (115)             20         (95)
 Securities sold under
  Agreements to repurchase         (687)             19        (668)
                               ----------   ------------ ------------
Total interest expense              177             503         680
                               ----------   ------------ ------------
Net interest income             $   884        $    808   $   1,692
                               ==========   ============ ============


Interest Income: Interest income increased $2.4 million to $13.5 million in the three months ended September 30, 1997 from $11.1 million for the quarter ended September 30, 1996. The primary reason for the increase was due to a change in earning assets mix, from lower yielding securities to higher yielding loans. Overall securities had a negative volume variance of $1.1 million and negative rate variance of $199,000. Loans had a positive volume variance of $2.2 million and positive rate variance of $1.5 million for the three months period ended September 30, 1997, compared to the three months ended September 30, 1996. Average interest-earning assets increased $10 million to $575 million in the three months ended September 30, 1997, from $565 million during the same period for the prior year. The yield on loans increased 2.16%, to 11.13%. The Company has emphasized the origination of equity lines of credit utilizing credit-scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of the loan to the appraised value of the property. Interest on securities decreased $225,000 for the three months ended September 30, 1997 to $697,000, from $922,000 for the quarter ended September 30, 1996. The average securities outstanding decreased 26.35% from $52 million for the quarter ended September 30, 1996 to $38 million for the same period ended September 30, 1997. The yield on securities increased to 7.26% from 7.07% respectively for the same time periods. Interest on mortgage-backed securities decreased $1.1 million from $4.0 million to $2.9 million. The average mortgage-backed securities outstanding decreased $55 million to $178 million for the quarter ended September 30, 1997 from $233 million for the three months ended September 30, 1996. Yields on mortgage-backed securities decreased .38% over the same period, to 6.42%.

For the nine months ended September 30, 1997, Interest income increased $8.4 million to $42.1 million from $33.7 million for the nine months ended September 30, 1996. Average interest-earning assets increased $20 million to $591 million in the nine months ended September 30, 1997, from $571 million during the same period for the prior year. Average loans outstanding were $365 million compared to $250 for the same period year-ago. The yield on loans increased 2.21%, to 11.23%. Interest on securities decreased $1.4 million for the nine months ended September 30, 1997 to $2.3 million, from $3.7 million for the nine months ended September 30, 1996. The average securities outstanding were $40 million a decreased from $65 million for the nine months ended September 30, 1996. The yield on securities increased to 7.75%, from 7.57% respectively for the same time periods. Interest on mortgage-backed securities was $9.1 million, a decrease from $13.1 million for the same period year-ago. The average mortgage-backed securities outstanding decreased $70 million to $187 million for the nine months ended September 30, 1997 from $257 million for the nine months ended September 30, 1997. Yields on mortgage-backed securities decreased .32% over the same period, to 6.48%.

Interest Expense. Interest expense increased $680,000 to $7.2 million for the three months ended September 30, 1997 from $6.5 million for the quarter ended September 30, 1996. This increase was attributable to both an average increase in interest-bearing liabilities of $19 million, from $517 million for the three months ended September 30, 1996 to $536 million for the three months ended September 30, 1997, as well as an increase in the average cost of interest-bearing liabilities of 0.33%, from 5.01% for the three months ended September 30, 1996 to 5.34% for the same period ended September 30, 1997. The average balance on deposits increased $75 million, to $386 million, as the Bank pursued new deposits products. As a result certificates of deposit increasing to 64% of total deposits, compared to 52% in the year-ago period, and the cost of interest-bearing deposits increased from 4.54% for the quarter ended September 30, 1996 to 5.19% for the three months ended September 30, 1997. During the same period of time, non-interest-bearing deposits decreased from an average of $7 million for the three months ended September 30, 1996 to $6 million for the three months ended September 30, 1997. Interest on Federal Home Loan Bank advances decreased $36,000 from the three months ended September 30, 1996 compared to the same period ended September 30, 1997. This decrease was attributable to a decrease in the average cost of borrowing of 0.16%, from 5.94% for the three months ended September 30, 1996 to 5.78% for the same period ended September 30, 1997. Interest on securities sold under agreement to repurchase and other borrowings decreased by $763,000, from $1.6 million for the three months ended September 30, 1996 to $840,000 for the three months ended September 30, 1997. The average balance of securities sold under agreement to repurchase and other borrowings decreased by $56 million from the three months ended September 30, 1996 to the same period ended September 30, 1997. The average rate on these borrowings was 5.66% and 5.54% for the quarters ended September 30, 1996 and September 30, 1997, respectively.

For the nine months ended September 30, 1997 interest expense was $21.4 million, a $2.2 million increase over the same period in the prior year. This increase was attributable to both an average increase in interest-bearing liabilities of $29 million, from $516 million for the nine months ended September 30, 1996 to $545 million for the nine months ended September 30, 1997; as well as an increase in the average cost of interest-bearing liabilities of 0.27%, from 4.96% for the nine months ended September 30, 1996 to 5.23% for the same period ended September 30, 1997. The average balance on deposits increased $47 million, to $366 million, and the cost of interest-bearing deposits increased from 4.54% for the nine months ended September 30, 1996 to 5.00% for the nine months ended September 30, 1997. During the same time period, non-interest-bearing deposits decreased from an average of $6.1 million for the nine months ended September 30, 1996 to $6 million for the nine months ended September 30, 1997. Interest on Federal Home Loan Bank advances increased $58,000 from the nine months ended September 30, 1996 compared to the same period ended September 30, 1997. This increase was attributable to an increase average cost of borrowing of 0.09%, from 5.73% for the nine months ended September 30, 1996 to 5.82% for the same period ended September 30, 1997. Interest on securities sold under agreement to repurchase and other borrowings decreased by $701,000 to $3.7 million for the nine months ended September 30, 1997. The average balance of securities sold under agreement to repurchase and other borrowings decreased $17 million from the nine months ended September 30, 1996 compared to the same period ended September 30, 1997. The average rate on these borrowings was 5.55% and 5.57% for the nine months ended September 30, 1996 and September 30, 1997, respectively.

Provision for Loan Loss. The Company maintains its allowance for loan losses at a level that is considered by management to be adequate to absorb probable loan losses on existing loans, based on an evaluation of the collectibility of loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problems, the value of related collateral, the regulators' stringent view of adequate reserve levels for the thrift industry and the current economic conditions that may affect the borrower's ability to pay. Loans are evaluated and categorized into risk categories. For each risk category, the methodology assigns a percentage of principal amount of the category that should be maintained as a general valuation allowance. To the extent that the amount of loans categorized into the respective risk categories requires the general valuation allowance to be increased, the provision for loan losses will be impacted accordingly. Therefore, in the event Avondale is required to increase its allowance for loan losses, operating results could be adversely affected. The allowance for loan losses is established through a provision for loan losses charged to expense.

Analysis of Allowance for Loan Losses

A reconciliation of the activity in Avondale's allowance for loan losses is as follows:

                                        Three Months Ended September 30           Nine Months Ended September 30
                                          1997                    1996                 1997                1996
                                   -------------------       ----------------    ------------------   ---------------
Balance at Beginning of Period               $ 18,555                 $4,326              $  7,200          $  3,460
Provision for  loan losses                      6,523                    555                24,582             1,680
Charge-offs                                   (20,483)                  (365)              (27,277)             (624)
Recoveries                                      1,545                      -                 1,627                 -
Reclassification                                 (411)                     -                  (411)                -
                                   ===================       ================    ==================   ===============
Balance at September 30                       $ 5,729                 $4,516              $  5,729          $  4,516
                                   ===================       ================    ==================   ===============

Loans at September 30                                                                     $348,215          $308,749
                                                                                 ==================   ===============
Ratio of allowance of loans                                                                  1.65%             1.46%
                                                                                 ==================   ===============

     The provision for loan losses increased $6 million to $6.5 million for the three months ended September 30, 1997 from $555,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1996 the provision was $24.6 million compared to $1.7 million for the same period last year. The increase was a result of a $13 million provision for loan loss during the first quarter and $4.7 million during the current quarter relating to the sale of the private label credit card portfolio. These provisions are the outgrowth of higher than expected delinquency rate and the resulting loan losses in one of the Bank's private label credit card programs and the continued growth in the remaining loan portfolio. The Bank committed to sell the private label credit card loan portfolio during the current quarter. During the current quarter the Bank reclassified $411,000 in reserve for loan losses to other liabilities to establish a reserve for possible losses in connection with the merchant dealers who participated in the private label credit programs. The allowance for loan losses was $5.7 million as of September 30, 1997, $7.2 million as of December 31, 1996 and $4.5 million as of September 30, 1996.

NON-PERFORMING ASSETS
(In thousands)

                                                  At               At              At
                                             September 30,   December 31,     September 30,
                                                 1997             1996            1996
                                            ---------------- --------------- ----------------
Non-accruing loans:
  Equity lines of credit                             $4,122          $2,150           $1,810
  One to four family loans                              664           1,523            1,541
  Multi-family                                          111             365              360
  Consumer loans                                      1,240           1,256              111
                                            ---------------- --------------- ----------------
Total non-performing loans                           $6,137          $5,294           $3,822
                                            ================ =============== ================

Total non-performing loans to total loans             1.76%           1.63%            1.24%
                                            ================ =============== ================

Real estate owned                                    $  465          $  270           $  502

Total non-performing loans and
   real estate owned to total assets                  1.11%           0.93%            0.71%
                                            ================ =============== ================

Non-Performing Assets: Non-performing loans at September 30, 1997 were $6.1 million, increasing from $5.3 million at December 31, 1996 and $3.8 million at September 30, 1996. The increase is consistent with the increase in loan volume and the seasoning of the loan portfolio. The non-performing loans were 1.76% of total loans at September 30, 1997 compared to 1.63% at December 31, 1996 and 1.24% at September 30, 1996. The sixty-day and thirty-day delinquency as of September 30, 1997 were 1.26% and 3.58%, compared to 1.40% and 5.00% as of December 31, 1996.

The non-performing loans on the remaining private label portfolio were 2.05% of the portfolio as of September 30, 1997, as most of the 90 days delinquent loans were charged-off in connection with the pending sale of the portfolio. The Bank recorded the private label portfolio at fair market value, recognizing an additional loss of $11.8 million. The sixty-day and thirty-day delinquency for this portfolio as of September 30, 1997 was 1.45% and 1.90%, respectively.

Net Charge-offs for the third quarter totaled $18.9 million, of which $18.3 million was related to the private label credit card portfolio. Recoveries for the third quarter were $1.5 million, of which $1.4 million was recovered from sale proceeds received for charged-off private label credit card loans. For the first nine months of 1997, net charge-offs were $25.7 million, of which $24.0 million was attributed to the private credit card portfolio.

Non-Interest Income: Non-interest income was $8.6 million loss for the quarter, compared to $1.3 million in the year-ago quarter. The decrease is due to the market down to the sales price of the private label credit card portfolio of $11.8 million, part of the total $16.5 million loss on the disposition. Excluding the effect of the sale of the private credit card portfolio, non-interest income would have been $3.1 million, an increase of $1.9 million from the year-ago quarter. This increase is primarily due to loan servicing fees and late charges, which increased by $1.6 million over the year-ago period, to $1.7 million. Security gains were $1.1 million, an increase of $193,000 over the year-ago period, as the investment portfolio continues to decline in size to provide funding for the increasing loan business.

For the first nine months non-interest income was a loss $914,000. Without the loss on the sale of loans, non-interest income would have been $10.8 million, an increase of $7.9 million from the first nine months of 1996. The increase was due to a securitization gain of $4.1 million and loan servicing income, which increased $4.3 million to $4.6 million. Net security gains for the nine months were $1.2 million, down from $2.0 million in the year-ago period

Non-Interest Expense: Non-interest expense was $5.9 million for the third quarter, compared with $6.2 million for the year-ago quarter, which included a one-time $2.3 million SAIF charge. The Company had 205 full-time equivalent employees at September 30, 1997, up from 137 at September 30, 1996. Salaries and employee benefits were $2.5 million, compared to $1.9 million for the year-ago period. Occupancy expenses increased $210,000, to $611,000 for the quarter due to the relocation of the loan operations center to larger office space. Legal and professional expenses increased $607,000, to $725,000 due to outsourcing of loan collection services relating to the private label credit card portfolio. Data processing expenses also increased $354,000 to $699,000 for the quarter, reflecting the higher number of loans outstanding.

For the first nine months non-interest expenses were $18.2 million compared to $13.7 million in the same period last year. Compensation expenses increased $1.9 million to $7.6 million. Occupancy expenses increased $843,000, to $1.7 million for the first nine months of 1997. Data processing expenses increased $1.2 million to $2.2 million. Legal and professional expenses increased $1.1 million to $1.5 million in the first nine months of 1997. All these increases were to support the Bank's increasing lending business. The Bank's operating efficiency ratio was 57.67% compared with 78.4% in the year-ago period; the efficiency ratio would have been 65.4% without the SAIF charge for the year-ago period.

Provision for Income Taxes. The provision for income taxes was a credit of $5.3 million for the three months ended September 30, 1997, due to the loss in the current quarter. The provision was a credit of $290,000 in the same period ended September 30, 1996. The respective income tax expense represented effective tax rates of 36.4% for the quarter ended September 30, 1997 and 37.0% for the three months ended September 30, 1996.

For the nine months ended September 30, 1997, the provision for income taxes was a credit of $8.4 million due to the operating loss in the current year. The provision was $709,000 in the same period ended September 30, 1996. The respective income tax expense represented effective tax rates of 36.40% for the nine months ended September 30, 1997 and 33.9% for the nine months ended September 30, 1996.

PART 11 - OTHER INFORMATION

The calculation of the Registrant's primary and fully diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):

                For the three Months Ended September 30, 1997:

                Primary
                -----------------------------------------

                Net loss                                   $    ( 9,318)

                Average common shares outstanding                  3,495

                Common stock equivalent                                -
                                                           --------------

                Average primary shares outstanding                 3,495

                  Primary loss per share                   $      (2.67)

                Fully diluted earnings per share
                -----------------------------------------

                Net income                                 $    ( 9,318)

                Average common shares outstanding                  3,495

                Common stock equivalent                                -
                                                           --------------

                Average fully diluted shares outstanding           3,495

                  Fully diluted earning per share          $      (2.67)

                For the nine months Ended September 30, 1997:

                Primary

                Net income                                 $(14,611)

                Average common shares outstanding             3,509

                Common stock equivalent                           -

                Average primary shares outstanding            3,509

                  Primary earning per share                $  (4.16)

                Fully diluted earnings per share

                Net income                                 $(14,611)

                Average common shares outstanding             3,509

                Common stock equivalent                           -

                Average fully diluted shares outstanding      3,509

                  Fully diluted earning per share          $  (4.16)

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 12th day of November 1997.

AVONDALE FINANCIAL CORP.
           (Registrant)

                                    Robert S. Engelman, Jr.

                                    President and Chief Executive Officer

    /s/  Robert S. Engelman, Jr.    (Principal Executive Officer)
---------------------------------


                                    Howard A. Jaffe,

                                    Vice President

                                    and Chief Financial Officer

                                    (Principal Financial Officer and

    /s/  Howard A. Jaffe            (Principal Accounting Officer)
---------------------------------