Form 10-K
period 1997-12-31
AVONDALE FINANCIAL CORP
filed 1998-03-24
CIK 908143

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $48,050,000 as of March 13, 1998. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

  There were issued and outstanding 3,323,566 common shares of the Registrant's Common as of March 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  A portion of Part III is incorporated by reference from the Registrant's Proxy Statement dated March 13, 1998 for the Annual Meeting of Stockholders to be held May 12, 1998 pursuant to Regulation 14A.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
 PART I
    Item 1  Business.................................................      3
    Item 2  Properties...............................................      9
    Item 3  Legal Proceedings........................................     10
    Item 4  Submission of Matters to a Vote of Security Holders......     10
 PART II
            Market for Registrant's Common Stock and Related
    Item 5  Stockholder Matters......................................     11
    Item 6  Earnings Summary and Selected Financial Data.............     12
    Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................     14
    Item 8  Financial Statements and Supplementary Data..............     34
    Item 9  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................     64
 PART III
    Item 10 Directors and Executive Officers of the Registrant.......     64
    Item 11 Executive Compensation...................................     64
            Security Ownership of Certain Beneficial Owners and
    Item 12 Management...............................................     64
    Item 13 Certain Relationships and Related Transactions...........     64
 PART IV
            Exhibits, Financial Statement Schedules and Reports on
    Item 14 Form 8-K.................................................     64
            Signatures...............................................     67

                                    PART I

ITEM 1. BUSINESS

 General

  Avondale Financial Corp. (the "Company"), a Delaware corporation, was organized for the purpose of becoming the savings and loan holding company for Avondale Federal Savings Bank ("Avondale" or the "Bank"). The Company owns all of the outstanding stock of the Bank issued on April 3, 1995 in connection with the completion of the Bank's conversion from the mutual to stock form of organization (the "Conversion"). At December 31, 1997 the Company had approximately 1,330 shareholders of record, 3,323,566 shares of common stock outstanding and total consolidated assets of approximately $541.5 million.

 Services

  Avondale maintains three offices in the north and northwest areas in the city of Chicago, as well as one in downtown Chicago. In addition, there is one Chicago suburban office in Niles, Illinois. Avondale currently emphasizes providing its retail deposit products and services to the neighborhoods surrounding its offices. These services include checking, savings, NOW and money market deposit accounts. Automated Teller Machines (ATMs), which provide 24-hour banking services, are installed at each branch location. Customers are also able to access their accounts at any time through Avondale's automated phone banking. Avondale also offers its customers a debit card, which can be used anywhere MasterCard is accepted. The Bank established Avondale Community Development Corporation (the "Community Development Subsidiary" or "CDC"), to engage in community lending and equity investments to facilitate the construction and rehabilitation of housing in low and moderate neighborhoods in the Bank's market area. The Bank's lending products consist primarily of mortgages, including home equity lines of credit, on owner-occupied and non-owner occupied and one to four family residences. The Bank has expanded its wholesale distribution channels through third party brokers and other financial institutions to offer equity lines of credit in thirty-two different states. To a lesser extent, Avondale also originates multi-family, construction, development and consumer loans. The Bank also offers investment products and insurance through its wholly-owned subsidiary, Avondale Financial Services, Inc. ("AFS"). Revenues are principally derived from interest on loans, gains on sale resulting from securitizations of home equity loans, income from investment securities and fee income.

 Lending Activities

  General. The Company has emphasized the origination of revolving, adjustable-rate equity lines of credit primarily secured by first and second liens on residential real estate. The Company also offers mortgages consisting of one to four family residential fixed-rate and adjustable-rate ("ARM") loans and, to a lesser extent, multi-family, construction and other consumer loans. During 1997 the Company exited its private label credit card business and liquidated this portfolio.

  Equity Lines of Credit. During 1997, the Company continued to originate home equity lines of credit. Avondale primarily originates home equity lines of credit using independent mortgage brokers. The Company is able to utilize an automated delivery system in conjunction with credit scoring in originating these loans. This process allows the Company to make quick approval decisions in regions throughout the country. During 1997 the Company successfully completed two securitizations and sales of approximately $170.3 million of home equity lines of credit in order to fund continued growth in this portfolio. The Company retained the servicing on the loans that were sold. As of December 31, 1997 equity lines of credit included in the Company's statement of financial condition totaled $116.6 million or 47.1% of Avondale's gross loan portfolio. At December 31, 1997 the home equity lines of credit under management totaled $341.3 million, or 72.3% of the total loan portfolio under management compared to $194 million or 48.6% as of December 31, 1996.

  The Company's equity lines of credit consist primarily of first, second and a few third mortgage liens on both owner-occupied and non-owner-occupied properties. The lines generally have interest tied to the prime rate, mature between five to ten years and require interest-only monthly payments until maturity when the outstanding amount is due in full. At December 31, 1997, $94.0 million or 80.6%, of the Company's equity lines of credit were secured by second mortgage liens, $16.4 million or 14.1% were secured by first mortgages and $6.2 million or 5.3% were secured by third mortgages. In addition, $1.5 million of the equity lines of credit were secured by non-owner-occupied properties ($1.0 million by first mortgage liens and $.5 million by second mortgage liens). The equity lines of credit are granted under credit scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of all outstanding loans to the appraised value of the property. These equity lines of credit are written so that the total commitment amount (including any unused portion of the equity line), when combined with the balance of the first mortgage loan, if any, can be granted up to 100% of the appraised value of the property. For the year ended December 31, 1997, $228.9 million equity lines of credit were originated, which was 84.0% of total loans originated for the period.

  One-to-Four Family Residential Real Estate Lending. The Company originates permanent loans, both fixed and adjustable rate, and a limited number of construction loans, secured by one-to-four family residences, which at December 31, 1997 totaled $82.6 million, or 33.4% of the Company's gross portfolio.

  At December 31, 1997, approximately $14.8 million, or 17.9% of the Company's one-to-four family residential real estate loan portfolio, are ARMs tied to the prime rate of interest and have rate adjustment limitations. These loans have contractual maturities of 30 years, require interest-only payments for the first five years, then amortize ratably over the last 25 years of the loan.

  The Company also originates one-to-four family residential ARMs, which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the ARMs originated by the Company adjust annually. The Company's ARM products generally carry interest rates that reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Company's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. Certain ARMs are convertible into fixed rate loans between the 13th and 60th months. The Company's ARMs are not subject to prepayment penalties. Additionally, the Company does not have any negative amortization ARMs. At December 31, 1997, the total balance of one-to-four family one-year ARMs was $21.8 million, or 26.4% of the Company's total one-to-four family residential loan portfolio.

  The Company originates residential first mortgage loans with loan-to-value ratios up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, the Company generally requires private mortgage insurance that reduces the Company's exposure to 80% or less of the appraised value of the underlying collateral. The Company also originates a limited amount of fixed-rate residential mortgage loans. These loans generally are underwritten under guidelines allowing them to be sold in the secondary market.

  Multi-Family Real Estate Lending. The Company also originates permanent loans secured by multi-family real estate. At December 31, 1997, the Company's multi-family and commercial real estate loan portfolio totaled $22.7 million, or 9.2% of the Company's gross loan portfolio. At December 31, 1997, there were 9 multi-family real estate loans with net book values above $500,000.

  Avondale's multi-family real estate loan portfolio includes loans secured by apartments, the majority of which are located within the north and northwest Chicago area. Multi-family properties generally consist of 5 to 24 units. The Company primarily originates multi-family real estate loans with loan-to-value ratios up to 80%.

  Construction and Development Lending. The Company has made a limited number of construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one to four family residences, the development of one to four family lots and commercial real estate. Included in this category are loans for the construction of low and moderate income rental apartment buildings for senior citizens. Each of these loans represents approximately 10% of the project's total cost with the balance of the funds subsidized by various entities, including governmental agencies. At December 31, 1997, the Company had construction loans outstanding with aggregate principal balance of $1.1 million, representing .4% of the Company's gross loan portfolio.

  Consumer Lending. During the year ended December 31, 1996 the Company originated mobile home loans through a third party broker. These loans are secured by the mobile home and are written so that collection of delinquent payments and risk of loss are the responsibility of the broker. The third party broker maintains cash reserve accounts for these loans at the Bank. As of December 31, 1997 the Company had $19.3 million of outstanding mobile home loans with reserves of $2.4 million. The Company originates a limited amount of consumer loans secured by deposit accounts. As a result of the growth and opportunities in the Company's home equity lending business, during 1997 the Company decided to refocus its resources entirely to home equity and other types of mortgage-related lending and to exit the Private Label Credit Services business. During 1997, the Company's originations of new private label credit card receivables were insignificant.

 Foreign Operations

  The Company does not engage in any operations in foreign countries.

 Employees

  At December 31, 1997, the Company and its subsidiary had approximately 200 employees. The Company's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

 Competition

  The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, other consumer finance companies and mortgage bankers making loans secured by real estate. Other savings institutions, commercial banks and credit unions compete to originate consumer loans and for customer deposits. Avondale also competes with money funds and other non-banking organizations for deposit funds. Avondale's share of the deposit market in Cook County, Illinois is less than 1%.

 Supervision and Regulation

  General. The Company is subject to broad federal regulation and oversight extending to all its operations. Avondale is a member of the Federal Home Loan Bank ("FHLB") of Chicago and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the Savings Association Insurance Fund (the "SAIF") and the deposits of Avondale are insured by the Federal Deposit Insurance Corporation ("FDIC"). As a result, the FDIC has certain regulatory and examination authority over the Bank.

  Federal Regulation of Savings Association. The Office of Thrift Supervision ("OTS") has extensive authority over the operations of savings associations. As part of this authority, Avondale is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular safety and soundness OTS examination of the Company and the Bank was as of January 5, 1998. In addition, the OTS conducts examinations to review compliance with the Community Reinvestment Act ("CRA"). The OTS has established a fee assessment schedule for all savings associations to fund the operations of the OTS.

  The OTS also has extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, federal laws and regulations govern Avondale's investment, lending and branch expansion activity.

  The Bank's legal lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, Avondale's lending limit under this restriction was $7.2 million. The Bank is in compliance with its legal lending limit.

  The OTS and other federal banking agencies have adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. The failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to the final form of the proposed regulations and no prediction can be made as to the effect of such regulations on the Bank.

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

  The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. During 1997, the FDIC insurance charge on SAIF assessable deposits was approximately 6.3 basis points.

  Regulatory Capital Requirements. Federally insured savings associations, such as Avondale, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1997, Avondale had tangible capital of $45.1 million, or 8.31% of adjusted total assets, which is $36.9 million above the minimum leverage ratio requirement of 1.5% in effect on that date.

  The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. At December 31, 1997, Avondale had risk-based capital of $48.8 million and risk-weighted assets of approximately $295 million; or capital of 16.9% of risk-weighted assets.

  The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is based upon the present value of expected cash flows from balance sheet assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital.

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

  Generally, Tier 1 associations such as Avondale, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of the association's net income for the most recent four quarter period.

  Tier 1 associations proposing to make a capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank is also required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

  Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). On December 19, 1991, FDICIA was enacted into law. FDICIA contains, among other things: (I) truth-in-savings legislation that requires financial institutions to disclose terms, conditions, fees and yields on deposit accounts in a uniform manner; (ii) provisions that impose audit requirements and expand the role of the independent auditor; (iii) provisions that require regulatory agencies to examine financial institutions more frequently than was required in the past; (iv) provisions that require the expedited resolution of undercapitalized financial institutions; (vi) provisions that require regulatory agencies to develop a method for financial institutions to provide information concerning the estimated fair market value of assets and liabilities as supplemental disclosures to the financial statements filed with the regulatory agencies; (vii) provisions that require the regulatory agencies to adopt regulations that facilitate cross-industry transactions, and provide for the acquisition of banks by thrift institutions.

  FDICIA provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," or "undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

  Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS to assess the institution's record of meeting the credit needs of its community and to take such record into account in determining whether to grant approval of applications for, among other things, branches and other deposit facilities, mergers and holding company acquisitions. An applicant's performance under the CRA may be the basis for the regulators to deny such applications. Federal law requires public disclosure of an institution's CRA rating and that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered description rating system.

  Liquidity. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%. In addition, short-term liquid assets (e.g. cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1997, Avondale was in compliance with both requirements.

  Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment polices and strategies, and must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Avondale is in compliance with these amended rules.

  Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. Such investments primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank was in compliance with this test.

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

  As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Avondale or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

  Federal Securities Law. The Common Stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

  Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, Avondale was in compliance with these reserve requirements.

  Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

  Federal Home Loan Bank System. Avondale is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

  As a member of the FHLB of Chicago, Avondale is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1997, the Bank owned $4.5 million in FHLB stock and was in compliance with this requirement.

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

ITEM 2. PROPERTIES

  The Company conducts its business at its corporate office and four other retail branch locations in its primary market area. All of the branches have ATM's. The Company also has a loan production and servicing office and two loan sales offices. The following table sets forth information relating to each of the Company's offices as of December 31, 1997. The total net book value of Avondale's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1997 was $5.3 million.

     CORPORATE OFFICE:
     20 North Clark Street
     Chicago, Illinois

     BRANCH OFFICES:
     20 North Clark Street                          6443 N. Sheridan Road
     Chicago, Illinois                              Chicago, Illinois

     2965 North Milwaukee Avenue                    8300 W. Belmont
     Chicago, Illinois                              Avenue
                                                    Chicago, Illinois

     7557 West Oakton
     Niles, Illinois

     LOAN PRODUCTION AND SERVICING OFFICE:          LOAN SALES OFFICE:
     900 Frontage Road                              23422 Mill Creek Drive
     Woodridge, Illinois                            Laguna Hills, California

  The Company maintains the depositor and borrower customer records, as well as the Company's general ledger, with two outside service bureaus. The net book value of the Company's data processing and computer equipment included in fixed assets at December 31, 1997 was $2.1 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AVND." The approximate number of shareholders of record of Common Stock as of December 31, 1997 was 1,330. Certain of the Company's shares are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares are not known or included in the foregoing number. Such shares are not separated to count actual beneficial owners. As of December 31, 1997 there were 3,323,566 common shares outstanding.

                              MARKET INFORMATION

                                                                  MARKET PRICE
                                                                      RANGE
                                                 DIVIDENDS  BOOK  -------------
                                                   PAID    VALUE   HIGH   LOW
                                                 --------- ------ ------ ------
      1997
        Quarter ended December 31...............     --    $13.83 $18.88 $15.63
        Quarter ended September 30..............     --     13.18  17.56  13.63
        Quarter ended June 30...................     --     15.85  17.50  12.75
        Quarter ended March 31..................     --     14.88  18.50  16.00
      1996
        Quarter ended December 31...............     --    $17.22 $17.38 $14.25
        Quarter ended September 30..............     --     16.31  14.63  12.50
        Quarter ended June 30...................     --     16.33  14.50  12.75
        Quarter ended March 31..................     --     16.21  15.25  14.00

ITEM 6. EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

  The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated (in thousands). The information is derived in part from and should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                            SELECTED FINANCIAL DATA

                                                 FOR THE
                          FOR THE    FOR THE   NINE MONTHS  FOR THE    FOR THE
                         YEAR ENDED YEAR ENDED    ENDED    YEAR ENDED YEAR ENDED
                          DEC. 31,   DEC. 31,   DEC. 31,    MAR. 31,   MAR. 31,
                            1997       1996       1995        1995       1994
                         ---------- ---------- ----------- ---------- ----------
INCOME STATEMENT DATA:
Interest income.........  $ 54,008   $ 45,881   $ 32,238    $ 32,745   $ 32,802
Interest expense........    28,327     25,917     18,941      17,832     16,967
                          --------   --------   --------    --------   --------
    Net interest income.    25,681     19,964     13,297      14,913     15,835
Provision for loan
 losses.................    26,527      4,293      1,150         610      1,200
                          --------   --------   --------    --------   --------
    Net interest income
     after provision for
     loan losses........      (846)    15,671     12,147      14,303     14,635
Noninterest income......     3,908     10,403      1,637      (5,176)     1,052
Noninterest expense.....    22,739     19,506      9,223      11,443     11,060
                          --------   --------   --------    --------   --------
Income before income
 taxes, Extraordinary
 item and cumulative
 effect of accounting
 change.................   (19,677)     6,568      4,561      (2,316)     4,627
Provision (benefit) for
 income taxes...........    (7,195)     2,352      1,784        (896)     1,840
Extraordinary item, net
 of tax.................       --         --         --          --        (242)
Cumulative effect of
 accounting change,
 net of tax.............       --         --         --          --         162
                          --------   --------   --------    --------   --------
    Net income (loss)...  $(12,482)  $  4,216   $  2,777    $ (1,420)  $  2,707
                          ========   ========   ========    ========   ========
                             AT         AT                     AT         AT
                          DEC. 31,   DEC. 31,  AT DEC. 31,  MAR. 31,   MAR. 31,
                            1997       1996       1995        1995       1994
                         ---------- ---------- ----------- ---------- ----------
BALANCE SHEET DATA:
Cash and cash
 equivalents............  $ 67,521   $  9,074   $  6,342    $ 35,642   $  4,691
Securities available-
 for-sale...............    46,373     35,901     77,879      54,068        --
Securities held-to-
 maturity...............       --       6,498      6,880      10,364     14,003
Mortgage-backed
 securities available-
 for sale...............    80,621    136,418    219,121      73,600    136,172
Mortgage-backed
 securities held-to-
 maturity...............    53,719     61,438     64,734     165,719    119,681
Loans, net..............   239,942    317,300    218,467     181,349    183,399
Federal Home Loan Bank
 stock..................     4,540      4,790      4,415       3,915      3,915
All other assets........    48,742     24,152     12,699      15,046     13,106
                          --------   --------   --------    --------   --------
    Total assets........  $541,458   $595,571   $610,537    $539,703   $474,967
                          ========   ========   ========    ========   ========
Deposits................  $397,110   $330,655   $335,861    $347,096   $362,174
FHLB advances...........    90,803     90,803     78,303      63,303     63,303
Securities sold under
 repurchase agreements..       --      69,146     76,792      21,398      9,298
Other borrowings........       --      32,000     41,500         --       3,000
All other liabilities...     7,582     12,078     11,166      84,336     13,258
Stockholders' equity....    45,963     60,889     66,915      23,570     23,934
                          --------   --------   --------    --------   --------
    Total liabilities
     and stockholders'
     equity.............  $541,458   $595,571   $610,537    $539,703   $474,967
                          ========   ========   ========    ========   ========

                           AT OR      AT OR                    AT OR      AT OR
                          FOR THE    FOR THE   AT OR FOR THE  FOR THE    FOR THE
                         YEAR ENDED YEAR ENDED  NINE MONTHS  YEAR ENDED YEAR ENDED
                          DEC. 31,   DEC. 31,      ENDED      MAR. 31,   MAR. 31,
                            1997       1996    DEC. 31, 1995    1995       1994
                         ---------- ---------- ------------- ---------- ----------
SELECTED FINANCIAL
 RATIOS: (2)
Performance Ratios:
  Return on average
   assets...............    (2.03)%     0.71%       0.65%       (0.29)%     0.53%
  Return on average
   equity...............   (22.60)      6.87        5.86        (6.22)      1.18
  Net interest rate
   spread...............     4.22       3.00        2.62         2.99       3.02
  Net interest margin...     4.50       3.48        3.19         3.20       3.23
  Other expense to
   average assets.......     3.71       3.27        2.15         2.36       2.18
  Average interest-
   earning assets to
   average interest-
   bearing liabilities..   105.80     110.77      112.66       105.47     106.07
  Net interest income to
   other expense........   112.10     102.35      144.17       130.32     143.17
Asset Quality Ratios:
  Non-performing loans
   to total loans.......     2.50%      1.63%       1.98%        2.23%      2.59%
  Non-performing assets
   to total assets......     1.35       0.93        0.86         0.82       1.07
  Allowance for loan
   losses to total
   Loans................     2.56       2.22        1.56         1.52       1.51
  Allowance for loan
   losses to non-
   performing loans.....   101.74     136.15       78.85        67.93      57.95
Capital Ratios:
  Average equity to
   average assets.......     9.01%     10.28%      11.02%        4.71%      4.78%
  Equity to total
   assets...............     8.49      10.22       10.96         4.37       5.07
  Tangible and Core
   capital (1)..........     8.33       9.90        9.82         4.45       5.05
  Risk-based capital
   (1)..................    16.89      18.99       23.29        13.21      13.78

--------
(1) Includes the effect of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities at March 31, 1994. Effective November 28, 1994, the OTS no longer requires savings associations to include unrealized gains and losses on available-for-sale securities in regulatory capital.
(2) Performance ratios have been annualized for the nine month period ended December 31, 1995.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                             1997-THREE MONTHS ENDED           1996-THREE MONTHS ENDED
                         --------------------------------  --------------------------------
                          DEC.    SEPT.    JUNE    MARCH    DEC.    SEPT.    JUNE    MARCH
                         ------- -------  ------- -------  ------- -------  ------- -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income......... $11,919 $13,522  $14,883 $13,684  $12,219 $11,151  $11,047 $11,464
Interest expense........   6,946   7,159    7,365   6,857    6,742   6,480    6,212   6,483
                         ------- -------  ------- -------  ------- -------  ------- -------
Net interest income.....   4,973   6,363    7,518   6,827    5,477   4,671    4,835   4,981
Provision for loan
 losses.................   1,945   6,523    3,545  14,514    2,613     555      475     650
                         ------- -------  ------- -------  ------- -------  ------- -------
Net interest income
 after provision for
 loan losses............   3,028    (160)   3,973  (7,687)   2,864   4,116    4,360   4,331
Noninterest income......   4,824  (8,635)   6,103   1,616    7,415   1,269      847     872
Noninterest expense.....   4,545   5,865    6,553   5,776    5,802   6,169    3,726   3,809
                         ------- -------  ------- -------  ------- -------  ------- -------
Income (loss) before
 income taxes...........   3,307 (14,660)   3,523 (11,847)   4,477    (784)   1,481   1,394
Provision (benefit) for
 income taxes...........   1,177  (5,342)   1,238  (4,268)   1,644    (290)     544     454
                         ------- -------  ------- -------  ------- -------  ------- -------
Net income (loss)....... $ 2,130 $(9,318) $ 2,285 $(7,579) $ 2,833 $  (494) $   937 $   940
                         ======= =======  ======= =======  ======= =======  ======= =======
Basic earnings per
 share.................. $  0.62 $ (2.67) $  0.65 $ (2.15) $  0.79 $ (0.14) $  0.26 $  0.23
                         ======= =======  ======= =======  ======= =======  ======= =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

  The following is a discussion and analysis of Avondale Financial Corp.'s financial position and results of operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company became the holding company for Avondale Federal Savings Bank as of April 3, 1995. The conversion, whereby the Bank converted from a Federally chartered mutual savings bank to a Federally chartered stock savings bank, and the establishment of the Holding Company (the "Conversion") were accounted for in a manner similar to a pooling of interests, and, as a result, the Company's financial statements include the consolidated amounts of the Bank. 1996 was the Company's first full year as a public company.

  The Company's results of operations are dependent upon its net interest income, which is the difference between interest income on its interest-earnings assets and interest expense on its interest-bearing liabilities. The Company's results of operations are also affected by the provision for loan losses and the level of noninterest income and expense. Noninterest income had historically consisted primarily of service charges and other fees. Beginning in 1996 the Company began securitizing and selling loans, thereby increasing noninterest income as a result of gains on sales and servicing the securitized loans. The Company also realized gains on sales of securities as the Company continues to change its mix of interest-earning assets from securities to higher yielding loans. Noninterest expense includes salaries and employee benefits, foreclosed real estate expenses, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

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

                             FOR THE YEAR ENDED         FOR THE YEAR ENDED     FOR THE NINE MONTHS ENDED
                             DECEMBER 31, 1997          DECEMBER 31, 1996          DECEMBER 31, 1995
                          -------------------------  ------------------------- ---------------------------
                          AVERAGE    ANNUAL  YIELD/  AVERAGE    ANNUAL  YIELD/ AVERAGE   NINE MONTH YIELD/
                          BALANCE   INTEREST  COST   BALANCE   INTEREST  COST  BALANCE    INTEREST   COST
                          --------  -------- ------  --------  -------- ------ --------  ---------- ------
ASSETS:
Interest earning assets:
 Loans..................  $344,706  $39,234  11.38%  $265,803  $24,842   9.35% $196,077   $ 13,536   9.20%
 Securities available-
  for-sale..............    39,758    2,582   6.49     48,376    3,522   7.28    63,033      3,839   8.12
 Securities held-to-
  maturity..............    10,959      933   8.51     12,885      995   7.72    15,146        721   6.35
 Mortgage-backed
  securities available-
  for-sale..............   117,127    7,354   6.28    182,713   11,982   6.56   120,975      6,303   6.95
 Mortgage-backed
  securities held-to-
  maturity..............    57,837    3,905   6.75     63,208    4,540   7.18   160,375      7,839   6.52
                          --------  -------          --------  -------         --------   --------
     Total interest-
      earning assets....   570,387   54,008   9.47    572,985   45,881   8.01   555,606     32,238   7.74
                                    -------                    -------                    --------
Non interest-earning
 assets.................    43,012                     23,761                    17,555
                          --------                   --------                  --------
     Total assets.......  $613,399                   $596,746                  $573,161
                          ========                   ========                  ========
LIABILITIES AND RETAINED
 EARNINGS:
Interest-bearing
 liabilities:
 Deposits:
   NOW accounts.........  $  9,376      184   1.96   $  8,618      189   2.19  $ 10,090        142   1.88
   Money market
    accounts............    47,516    1,948   4.10     65,769    2,554   3.88    80,303      2,713   4.50
   Passbook and
    statement savings...    77,097    2,813   3.65     69,146    2,135   3.09    65,690      1,450   2.94
   Certificate accounts.   237,507   13,831   5.82    173,398    9,717   5.60   177,595      7,576   5.69
                          --------  -------          --------  -------         --------   --------
     Total deposits.....   371,496   18,776   5.05    316,931   14,595   4.61   333,678     11,881   4.75
   Advances from Federal
    Home Loan Bank......    90,557    5,269   5.82     90,653    5,236   5.78    80,885      3,470   5.72
   Securities sold under
    repurchase
    agreements..........    51,553    2,880   5.59     80,558    4,541   5.64    56,303      2,587   6.13
   Other borrowings.....    25,512    1,402   5.50     29,131    1,545   5.30    22,301      1,003   6.00
                          --------  -------          --------  -------         --------   --------
     Total interest-
      bearing
      liabilities.......   539,118   28,327   5.25    517,273   25,917   5.01   493,167     18,941   5.12
                                    -------                    -------                    --------
Non-interest bearing
 deposits...............     6,144                      6,545                     4,224
Other liabilities.......    12,896                     11,601                    12,633
                          --------                   --------                  --------
     Total liabilities..   558,158                    535,419                   510,024
Stockholders' equity....    55,241                     61,327                    63,137
                          --------                   --------                  --------
     Total liabilities
      and stockholders'
      equity............  $613,399                   $596,746                  $573,161
                          ========                   ========                  ========
Net interest
 income/interest rate
 spread.................            $25,681   4.22%            $19,964   3.00%            $ 13,297   2.62%
                                    =======  =====             =======   ====             ========   ====
Net interest-earning
 assets/net interest
 margin.................  $ 31,269            4.50%  $ 55,712            3.48% $ 62,439              3.19%
                          ========           =====   ========            ====  ========              ====
Ratio of interest-
 earning assets to
 interest bearing
 liabilities............    105.80%                    110.77%                   112.66%
                          ========                   ========                  ========

 Net Interest Income

  Table 1 presents a comparison of net interest income and average volumes, together with effective yields earned and rates paid on such funds. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investments, and interest expense on average interest-bearing liabilities, such as deposits and other borrowings. The results shown reflect the excess of interest earned on assets over the interest paid for funds.

  Net interest income is the primary source of revenue for the Company. It comprised 86.8% of the Company's total revenues for the year ended December 31, 1997, 65.7% of the Company's total revenues for the year ended December 31, 1996 and 89.0% for the nine months ended December 31, 1995.

  For the year ended December 31, 1997, net interest income increased 28.6%, to $25.7 million. The increase resulted from increased levels of higher earning loans and higher interest rates in 1997 compared to 1996. Average loan balances were $344.7 million with an average yield of 11.38% compared to $265.8 million and 9.35%, respectively, for the year-ago period. Average earnings assets were $570.4 million in 1997 compared to $573.0 million for the year-ago period. The net interest margin for 1997 was 4.50%, versus 3.48% for 1996.

  Net interest income increased $6.6 million from the nine months ended December 31, 1995 to the year ended December 31, 1996. Annualizing the results of the nine months ended December 31, 1995, net interest income rose $2.2 million. The primary reason for the increase was due to a change in mix from lower yielding securities to higher yielding loans. Overall securities had a negative volume variance of $4.2 million while loans had a positive volume variance of $6.5 million from the period ended December 31, 1995 to the year ended December 31, 1996, reflecting the change in mix.

  Several other factors affect net interest income including average earning assets compared to average costing liabilities. The ratio of average earning assets to average costing liabilities was 105.8% in 1997. For the twelve months ended December 31, 1996 this ratio was 110.8%, compared to the nine month period ended December 31, 1995 when this ratio was 112.7%. The decrease from 1996 to 1997 was primarily the result of an increase in average deposit balances and Company stock repurchases, somewhat mitigated by lower average repurchase agreement borrowings. The 1.9% decrease from the period ended December 31, 1995 to the year ended December 31, 1996 was mainly due to Company stock repurchase programs. The net interest income for the shortened year ended December 31, 1995 was $13.3 million. Annualized net interest income would have been $17.7 million, compared to $20.0 million for the 12 months ended December 31, 1996; or an annualized increase of $2.3 million, or 12.6%.

  The net interest spread increased from 3.0% for the year ended December 31, 1996 to 4.2% for the year ended December 31, 1997. Net interest spread increased 38 basis points from 2.6% for the nine month period ended December 31, 1995 to 3.0% for the year ended December 31, 1996. The main reason for the increase in net interest spread in both years was a continuing change in the asset mix due to the Company's ability to originate consumer loans. In addition, net interest spread in both years benefited from higher yielding consumer loans. In April 1995, the Company initially used the funds received through the Conversion to purchase securities. The Company has changed the asset mix to higher yielding loans since then. Although the Company securitized and sold $170.3 and $74.8 million in home equity lines of credit in 1997 and 1996, respectively, the average loan balances increased $78.9 million in 1997 and $69.7 million in 1996. As a percentage of total interest earning assets, loans increased to 60.4% of total interest earning assets in 1997 from 46.4% for the year ended December 31, 1996. The resultant interest income increase was partially offset by higher costing interest-bearing deposits due primarily to the change in the mix of the deposit portfolio. Average interest bearing borrowings were $167.6 and $200.3 million in 1997 and 1996, respectively. Average interest bearing borrowings were $159.5 million for the nine month period ended December 31, 1995. The 1997 decrease was due mainly to the funding provided by loan securitizations while the 1996 increase was due to the sale of the Company's Lake Forest, Illinois branch which had $11.9 million in deposits at the time of sale. In addition, both 1997 and 1996 borrowings were higher due to stock repurchases by the Company.

  The Company has focused its loan origination efforts to higher yielding home equity line of credit loans tied to the prime rate. Interest rates have increased slightly during 1997 compared to 1996 and decreased from the period ended December 1995 to the year ended December 1996. The average prime rate for the year ended December 31, 1997 was 8.4% while the average prime rate was 8.3% in 1996 compared to the nine month period ended December 31, 1995 when the average prime rate was 8.8%. The average yield on loans increased 2.0% and 0.2%, respectively, for 1997 and 1996. The average balance of lower yielding investments decreased $81.5 million from the year ended December 31, 1996 to the year ended December 31, 1997 and $52.3 million for the year ended December 31, 1996 from the nine months ended December 31, 1995. The yield on investments decreased 30 basis points from 6.8% for the year ended December 31, 1996 to 6.5% for the year ended December 31, 1997. The yield on investments decreased 10 basis points from 6.9% for the nine months ended December 31, 1995 to 6.8% for the year ended December 31, 1996.

  During 1997, average borrowings decreased $32.7 million from 1996 due primarily to the funding provided by securitizations completed during the year. Average borrowings increased from $159.5 million for the period ended December 31, 1995 to $200.3 million for the year ended December 31, 1996. Total average assets increased from $573.2 million in 1995 to $596.7 million in 1996 and to $613.4 million in 1997. Rates on borrowings decreased from 5.9% for the nine month period ended December 31, 1995 to 5.7% for the years ended December 31, 1996 and 1997.

  Many factors beyond Management's control can have a significant impact on changes in net interest income from one period to another. Such factors include: (1) credit demands by customers; (2) fiscal and debt management policy of federal and state governments; (3) monetary policy of the Federal Reserve Board; and (4) changes in regulations.

             TABLE 2--RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

  The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated (in thousands). Information is provided in each category with respect to (i) changes attributable to changes in volume, (ii) changes attributable to changes in rate, (iii) changes attributable to the comparison between the nine and twelve month periods (for 1995 vs. 1996 only) and (iv) the total changes. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume.

                               YEAR ENDED
                           DECEMBER 31, 1997                   YEAR ENDED
                             VS YEAR ENDED                 DECEMBER 31, 1996
                           DECEMBER 31, 1996              VS NINE MONTHS ENDED
                          INCREASE (DECREASE)              DECEMBER 31, 1995
                                 DUE TO                INCREASE (DECREASE) DUE TO
                         ------------------------  ------------------------------------
                                                                     EFFECT OF
                         VOLUME    RATE     NET    VOLUME    RATE   ANNUALIZING   NET
                         -------  ------  -------  -------  ------  ----------- -------
Interest Income:
 Loans receivable....... $ 8,982  $5,410  $14,392  $ 6,517  $  277    $4,512    $11,306
 Securities available-
  for-sale..............    (560)   (380)    (940)  (1,067)   (530)    1,280       (317)
 Securities held-to-
  maturity..............    (164)    102      (62)    (174)    208       240        274
 Mortgage-backed
  securities-available-
  for-sale..............  (4,118)   (510)  (4,628)   4,049    (471)    2,101      5,679
 Mortgage-backed
  securities held-To
  maturity..............    (363)    272     (635)  (6,979)  1,067     2,613     (3,299)
                         -------  ------  -------  -------  ------    ------    -------
   Total interest
    income..............   3,777   4,350    8,127    2,346     551    10,746     13,643
                         -------  ------  -------  -------  ------    ------    -------
Interest Expense:
 Deposits...............  (2,758)  1,424    4,181     (771)   (475)    3,960      2,714
 Advances from the
  Federal Home..........      (5)     38       33      565      45     1,156      1,766
 Securities sold under
  agreements To
  repurchase............  (1,620)    (41)  (1,661)   1,367    (276)      863      1,954
 Other borrowed money...    (199)     56     (143)     363    (155)      334        542
                         -------  ------  -------  -------  ------    ------    -------
   Total interest
    expense.............     934   1,477    2,410    1,524    (861)    6,313      6,976
                         -------  ------  -------  -------  ------    ------    -------
   Net interest income.. $ 2,844  $2,873  $ 5,717  $   822  $1,412    $4,433    $ 6,667
                         =======  ======  =======  =======  ======    ======    =======

                        TABLE 3--INVESTMENT SECURITIES

  The following table sets forth information regarding amortized cost and estimated fair value of the Company's securities (in thousands):

                               DECEMBER 31, 1997          DECEMBER 31, 1996
                            ------------------------- --------------------------
                            AMORTIZED  % OF    FAIR   AMORTIZED  % OF     FAIR
                              COST    TOTAL    VALUE    COST    TOTAL    VALUE
                            --------- ------  ------- --------- ------  --------
SECURITIES AVAILABLE-FOR-
 SALE:
  U.S. Government agency
   securities.............   $46,251  100.00% $46,373 $ 36,037  100.00% $ 35,901
SECURITIES HELD-TO-
 MATURITY:
  U.S. Government agency
   notes:
    Federal Home Loan
     Bank.................   $   --      --   $   --  $  6,498  100.00% $  6,488
MORTGAGE-BACKED SECURITIES
 AVAILABLE-FOR SALE:
  Collateralized Mortgage
   Obligations (CMO)
    Government and Agency.   $ 5,546    6.89% $ 5,459 $  6,357    4.67% $  6,141
    Private Issuer........    17,951   22.31   17,836   21,105   15.49    20,613
  GNMA Certificates.......    51,874   64.45   52,334  103,551   76.02   104,535
  FHLMC Certificates......     2,960    3.68    2,859    2,780    2.04     2,736
  FNMA Certificates.......     2,150    2.67    2,133    2,421    1.78     2,393
                             -------  ------  ------- --------  ------  --------
      Total...............   $80,481  100.00% $80,621 $136,215  100.00% $136,418
                             =======  ======  ======= ========  ======  ========
MORTGAGE-BACKED SECURITIES
 HELD-TO-MATURITY:
  Private Issuer
   Collateralized Mortgage
   Obligations............   $36,313   67.60% $35,945 $ 41,606   67.72% $ 41,512
  GNMA Certificates.......     2,393    4.45    2,506    3,007    4.89     3,117
  FHLMC Certificates......       835    1.56      855    1,036    1.69     1,058
  FNMA Certificates.......    14,178   26.39   14,153   15,790   25.70    15,701
                             -------  ------  ------- --------  ------  --------
      Total...............   $53,719  100.00% $53,459 $ 61,438  100.00% $ 61,388
                             =======  ======  ======= ========  ======  ========

 Securities

  The Company must maintain minimum levels of securities and other assets that qualify as liquid assets under OTS regulations. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations. Federally chartered savings institutions have the authority to invest in various types of liquid assets. Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, liquidity needs and performance objectives.

  The determination to classify a security as held-to-maturity is made in consideration of the asset/liability and capital structure of the Company. The held-to-maturity portfolio must make economic sense from a risk return perspective throughout the expected life of the asset. While the held-to-maturity portfolio is not subject to mark-to-market accounting, it is subject to interest rate risk. To minimize this risk, the held-to-maturity portfolio must be funded by liabilities whose changes in costs are likely to correlate with changes in rates on the held-to-maturity assets. The Company's held-to-maturity portfolio exists to produce current income based upon a yield to maturity over expected costs of deposit liabilities not used to fund loans. The Company's liquidity needs are partially satisfied through the available-for-sale portfolio. The securities in the available-for-sale portfolio are viewed as residual balances from other operations, temporarily using other sources of funds while being flexible enough to meet any contingent funding needs. Generally, new securities are purchased to be held in the available-for-sale portfolio. This classification allows the Company maximum flexibility to respond to changing economic and business conditions. At December 31, 1997, 70.3% of the Company's investments were classified as available-for-sale and 29.7% was classified as held-to-maturity. As of December 31, 1996, 71.7% of the Company's investments were available-for-sale and 28.3% were held-to-maturity. The Company has no investments classified as trading at either December 31, 1997 or 1996.

  As investments have paid down or paid off and as the Company's loan originations have increased, there has been a change in the Company's asset mix from securities to higher yielding loans. For the year ended December 31, 1997, average securities decreased to $225.7 million from $307.2 million at December 31, 1996.

  During the year ended 1997, the company sold $80.6 million of its available-for-sale securities. Net gains on these securities sales totaled $1.2 million. During the year ended December 31, 1996, the Company sold available-for-sale securities with an amortized cost of $318.6 million, realizing gains on such sales of $2.5 million. The Company sells securities to maximize the total return of the available-for-sale portfolio and in response to changing market spreads and funding availability. The sales and purchases of securities resulted in higher credit quality and a higher percentage of variable-rate securities.

          TABLE 4--INVESTMENT SECURITIES MATURITY SCHEDULE AND YIELDS
                                (IN THOUSANDS)

  The following table presents the maturity distribution and average yields of the securities portfolio at December 31, 1997.

                                               OVER FIVE TO
                         ONE TO FIVE YEARS      TEN YEARS        OVER TEN YEARS         TOTAL
                         ------------------ ------------------ ------------------ ------------------
                                   WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED
                         AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE  AMORTIZED AVERAGE
                           COST     YIELD     COST     YIELD     COST     YIELD     COST     YIELD
                         --------- -------- --------- -------- --------- -------- --------- --------
SECURITIES AVAILABLE-
 FOR-SALE:
 U.S. Government
  Agencies..............  $36,262    6.31%   $9,989     7.07%   $   --      -- %   $46,251    6.47%
                          =======    ====    ======     ====    =======    ====    =======    ====
MORTGAGE-BACKED
 SECURITIES HELD-TO-
 MATURITY:
 Privately Issued
  Collateralized
  Mortgage Obligation
  (CMO).................      --      --        --       --       5,546    5.72      5,546    5.72
 GNMA certificates......      --      --        --       --      17,951    6.59     17,951    6.59
 FHLMC certificates.....      --      --        --       --      51,874    6.56     51,874    6.56
 FNMA certificates......    2,960    5.46       --       --         --      --       2,960    5.46
 Other participation
  certificates..........      --      --        --       --       2,150    6.13      2,150    6.13
                          -------    ----    ------     ----    -------    ----    -------    ----
   Total................  $ 2,960    5.46%   $  --       -- %   $77,521    6.50%   $80,481    6.46%
                          =======    ====    ======     ====    =======    ====    =======    ====
MORTGAGE-BACKED
 SECURITIES AVAILABLE-
 FOR-SALE:
 Collateralized
  Mortgage Obligation
  Private Issuer........      --      --     $1,382     7.00     34,931    7.05     36,313    7.04
 GNMA certificates......      123    7.96     2,270     7.80        --      --       2,393    7.81
 FHLMC certificates.....      --      --         12     7.56        823    7.56        835    7.56
 FNMA certificates......    2,108    5.48     2,245     7.62      9,825    6.17     14,178    6.30
                          -------    ----    ------     ----    -------    ----    -------    ----
   Total................  $ 2,231    5.62%   $5,909     7.54%   $45,579    6.87%   $53,719    6.89%
                          =======    ====    ======     ====    =======    ====    =======    ====

 Loans

                            TABLE 5--LOAN PORTFOLIO

  The following table sets forth the composition of the Company's loan portfolio in dollar amounts (in thousands) and percentages of the respective portfolios at the dates indicated.

                         DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995   MARCH 31, 1995    MARCH 31, 1994
                         ----------------- ----------------- ------------------ ----------------- -----------------
                                  PERCENT           PERCENT            PERCENT           PERCENT           PERCENT
                          AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT   OF TOTAL  AMOUNT  OF TOTAL  AMOUNT  OF TOTAL
                         -------- -------- -------- -------- --------  -------- -------- -------- -------- --------
Mortgage loans:
 Home Equity lines of
  credit................ $116,587   47.10% $120,371   36.94% $ 79,842    36.29% $ 66,058   35.77% $ 87,963   47.00%
 One-to-four family.....   82,610   33.37   101,066   31.03   107,294    48.76    86,247   46.70    73,774   39.41
 Multi-family...........   22,709    9.17    23,765    7.29    28,556    12.98    28,994   15.70    22,666   12.11
 Commercial real
  estate................      --      --        --      --        307     0.14       337    0.18       735    0.39
 Construction or
  development...........    1,076    0.43     2,191    0.67     2,737     1.24     2,979    1.61     1,962    1.05
                         --------  ------  --------  ------  --------   ------  --------  ------  --------  ------
   Total Mortgage loans.  222,982   90.07   247,393   75.93   218,736    99.41   184,615   99.96   187,100   99.96
Consumer loans..........   25,546    9.93    78,434   24.07     1,296     0.59        75    0.04        74    0.04
                         --------  ------  --------  ------  --------   ------  --------  ------  --------  ------
Gross loans............. $247,528  100.00%  325,827  100.00%  220,032   100.00%  184,690  100.00%  187,174  100.00%
                                   ======            ======             ======            ======            ======
Unearned discounts on
 loans Purchased........        9                19                36                 54                99
Deferred loan fees
 (costs)................    1,274             1,300            (1,931)               491               867
Allowance for possible
 loan losses............    6,303             7,208             3,460              2,796             2,809
                         --------          --------          --------           --------          --------
   Loans, net........... $239,942          $317,300          $218,467           $181,349          $183,399
                         ========          ========          ========           ========          ========

  During 1997 and 1996, the Company has focused its efforts on originating consumer loans. Much of the Company's focus has centered around equity lines of credit. The Company utilizes a credit scoring model whereby the equity lines of credit are priced according to the credit worthiness of the customer as well as the loan to value ratio of the loan. As a result, these loans are priced relative to the risks associated with the credits. The Company originates these loans up to 100% equity in the property. In most cases broker relationships are used to originate loans. The Company originates equity lines of credit in thirty-two states. The Company is utilizing its advances in technology to reduce the time and cost to originate and close loans and to gain access to customers throughout the country.

  Between 1996 and 1997 the gross loan portfolio decreased $78.3 million to $247.5 million at December 31, 1997 due primarily to the securitization of $170.3 million of home equity lines of credit and the disposition of the Company's private label credit card portfolio. These decreases were partially offset by increased home equity line of credit originations.

  The Company's other mortgage loans have decreased to $106.4 million at December 31, 1997 from $127.0 million at December 31, 1996. The Company continues to offer these traditional mortgage products, however, it was not aggressively marketing these products during 1997 and 1996. The Company plans on increasing marketing efforts for first mortgage products during the second half of 1998. Other consumer loans were $25.5 million at December 31, 1997 compared to $78.4 million at December 31, 1996. The decrease of $52.9 million is due to runoff in the mobile home loan portfolio and the sale of the Company's private label credit card portfolio. The Company had entered into an agreement with a third party mobile home broker to originate mobile home loans during 1996. The Company does not expect further growth in the mobile home loan portfolio. The Company entered the private label credit services line of business during the year ended December 31, 1996. In addition, as a result of the growth and potential opportunities in the Bank's home equity lending business, and in recognition of the amount of time it would have taken for the private label credit card services ("PLCS") business to achieve acceptable levels of profitability, during 1997 the Bank decided to refocus its resources to home equity and other types of mortgage-related lending and exit the PLCS business. As a result, the Company sold $52.5 million of this portfolio during 1997 and recognized a loss of $11.9 million on the sale.

                        TABLE 6--LOAN MATURITY SCHEDULE
                                (IN THOUSANDS)

  The following schedule sets forth the contractual maturities of the Company's loan portfolio at December 31, 1997. This schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

                                                             PERIOD WHICH LOANS ARE DUE TO MATURE:
                    -----------------------------------------------------------------------------------------------------
                                       OVER 1 TO 3      OVER 3 TO 5      OVER 5 TO 10    OVER 10 TO 20
                    LESS THAN 1 YEAR      YEARS            YEARS            YEARS            YEARS        OVER 20 YEARS
                    ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                            WEIGHTED         WEIGHTED         WEIGHTED         WEIGHTED         WEIGHTED         WEIGHTED
                            AVERAGE          AVERAGE          AVERAGE          AVERAGE          AVERAGE          AVERAGE
                    AMOUNT    RATE   AMOUNT    RATE   AMOUNT    RATE   AMOUNT    RATE   AMOUNT    RATE   AMOUNT    RATE
                    ------- -------- ------- -------- ------- -------- ------- -------- ------- -------- ------- --------
Mortgage loans:
 Equity lines of
  credit........... $ 5,220   9.57%  $13,955  10.02%  $24,968  13.47%  $72,329  13.64%  $    88  11.52%  $    27  14.25%
 One-to-four
  family...........     295   8.76     1,525   8.04     2,877   8.04%    8,518   8.40    36,042   8.31    33,353   8.26
 Multi-family......   1,975  10.49        20   9.00     1,239   8.02%    2,976   9.15    11,051   8.78     5,448   8.26
 Construction or
  Development......   1,046  10.00       --     --        --     --        --     --        --     --        --     --
 Consumer Loans....   4,193  15.88     1,098  15.88       --     --        216  10.23    19,000  10.04        39   9.99
                    -------  -----   -------  -----   -------  -----   -------  -----   -------  -----   -------  -----
   Total Loans..... $12,759  16.68%  $16,598  10.22%  $29,084  12.70%  $84,039  12.94%  $66,181   8.89%  $38,867   8.27%
                    =======  =====   =======  =====   =======  =====   =======  =====   =======  =====   =======  =====
                          TOTAL
                    -----------------
                             WEIGHTED
                             AVERAGE
                     AMOUNT    RATE
                    -------- --------
Mortgage loans:
 Equity lines of
  credit........... $116,587  12.92%
 One-to-four
  family...........   82,610   8.29
 Multi-family......   22,709   8.81
 Construction or
  Development......    1,076  10.00
 Consumer Loans....   24,546  11.34
                    -------- --------
   Total Loans..... $247,528  10.82%
                    ======== ========

 Non-Performing Assets

  Non-performing assets consist of non-performing loans and other real estate owned. The Company's management policy is to place all loans on non-accrual status when the collection of principal and/or interest has become more than 90 days past due or upon bankruptcy of the borrower. As shown in Table 7, the balance of non-accrual loans at December 31, 1997 and 1996 was $6.2 and $5.3 million, respectively. Interest income which would have been recognized had these loans been current throughout the period approximated $617, $264 and $265 thousand for the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995, respectively. The amount that was included in interest income on such loans for the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995, was $242, $389 and $90 thousand, respectively.

  Other real estate owned includes assets acquired through loan foreclosure and repossession. The carrying value of other real estate owned is reviewed by management on a monthly basis to ensure the recoverability of its carrying value, which is the lower of cost or fair value less estimated selling costs.

  Non-performing loans as a percentage of gross loans was 2.50% as of December 31, 1997 and 1.63% as of December 31, 1996. The year to year increase is a result of the Company's approach to credit cycle management and was in line with management's expectations as the Company continues to originate higher risk equity lines of credit. The Company's pricing policies for these products takes into account this increased risk. Management is diligent in its attempts to resolve non-performing loans, and will continue its emphasis on the collection of the loans on non-accrual, including collection of unpaid interest.

  Management continues to emphasize the early identification of loan related problems. Management is not currently aware of any significant loan, groups of loans, or segment of the loan portfolio as to which there are serious doubts as to the ability of the borrower(s) to comply with the present loan payment terms.

                        TABLE 7--NON-PERFORMING ASSETS
                                (IN THOUSANDS)

                              AT           AT           AT         AT        AT
                         DECEMBER 31, DECEMBER 31, DECEMBER 31, MARCH 31, MARCH 31,
                             1997         1996         1995       1995      1994
                         ------------ ------------ ------------ --------- ---------
Non-accruing loans:
  Equity lines of
   credit...............    $5,159       $2,150       $2,505     $3,942    $3,585
  One to four family
   loans................       207        1,523        1,495        173     1,149
  Multi-family..........        47          365          388        --        113
  Consumer loans........       782        1,256          --         --        --
                            ------       ------       ------     ------    ------
    Total non-performing
     loans..............    $6,195       $5,294       $4,388     $4,115    $4,847
                            ======       ======       ======     ======    ======
    Total non-performing
     loans to total
     loans..............      2.50%        1.63%        1.98%      2.23%     2.59%
                            ======       ======       ======     ======    ======
Real estate owned:
  One to four family
   loans................    $  545       $  270       $  837     $  316    $  241
  Consumer loans........       560          --           --         --        --
                            ------       ------       ------     ------    ------
    Total...............    $1,105       $  270       $  837     $  316    $  241
                            ======       ======       ======     ======    ======
    Total non-performing
     loans and real
     estate owned to
     total assets.......      1.35%        0.93%        0.86%      0.82%     1.07%
                            ======       ======       ======     ======    ======

 Provision for Loan Losses

  The provision for loan losses includes current period loan losses and an amount which, in the judgment of management, is sufficient to maintain reserves for loan losses at a level that reflects known and inherent losses in the portfolio. The adequacy of the loan loss allowance is analyzed on a monthly basis. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan portfolio; review of specific delinquent loans; historical loss experience; current economic trends and conditions; loan growth and other factors management deems appropriate.

  During the years ended December 31, 1997 and 1996, the Company made a conscientious effort to build its allowance for loan losses due to the higher inherent risks in home equity lines of credit. For the year ended December 31, 1997 the loan loss provision was $26.5 million. The $22.2 million increase from the year ended December 31, 1996 provision for loan losses of $4.3 million was due to increased loan volume and increased delinquency in the private label credit card portfolio, which has since been sold. The provision for loan losses for the nine months ended December 31, 1995 was $1.2 million. The allowance for loan losses as a percentage of non-performing loans was 101.7% for the year ended December 31, 1997, compared to 136.2% as of December 31, 1996. The allowance for loan losses as a percentage of gross loans increased from 2.21% as of December 31, 1996 to 2.55% as of December 31, 1997.

  The increase in non-performing loans from $5.3 million as of December 31, 1996 to $6.2 million as of December 31, 1997 was in line with management's expectations and was primarily the result of the Company's credit cycle management policies whereby the Company originates loans with higher credit risk in exchange for higher interest rates.

  Because management is not certain as to the full collectibility of non-performing loans, potential loss exposure has been provided for in the Company's allocation of the allowance for loan losses. The allocation of the allowance to equity lines of credit has increased due to the increase in loans originated.

  Management believes the allowance for loan losses at December 31, 1997 is adequate to cover known and inherent loan losses in the loan portfolio.

                TABLE 8--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                (IN THOUSANDS)

                          AT DEC. 31, AT DEC. 31, AT DEC. 31, AT MAR. 31, AT MAR. 31,
                             1997        1996        1995        1995        1994
                          ----------- ----------- ----------- ----------- -----------
Balance at beginning of
 period.................    $ 7,208     $ 3,460     $2,796      $2,809      $1,705
Charge-offs:
  Equity lines of
   credit...............     (2,768)       (691)      (290)       (400)       (101)
  One-to-four-family
   loans................       (397)        --         --         (170)        --
  Multi-family..........        --          (63)      (212)        (56)        --
  Consumer loans........    (24,781)        --         --          --          --
                            -------     -------     ------      ------      ------
                            (27,946)       (754)      (502)        626)       (101)
                            -------     -------     ------      ------      ------
Recoveries:
  Equity lines of
   credit...............        312         209        --          --          --
  Consumer loans........      1,387         --          16           3           5
                            -------     -------     ------      ------      ------
  Net charge-offs.......    (26,247)       (545)      (486)       (623)        (96)
  Provision for loan
   losses...............     26,527       4,293      1,150         610       1,200
                            -------     -------     ------      ------      ------
  Reserves on loans
   sold.................       (774)        --         --          --          --
  Other, net............       (411)        --         --          --          --
                            -------     -------     ------      ------      ------
  Balance at end of
   period...............    $ 6,303     $ 7,208     $3,460      $2,796      $2,809
                            =======     =======     ======      ======      ======
Ratio of net charge-offs
 during the period to
 average loans
 outstanding during the
 period (1).............       0.98%       0.20%      0.25%       0.35%       0.05%
                            =======     =======     ======      ======      ======
Ratio of net charge-offs
 during the period to
 average non-performing
 assets during the
 period (1).............      55.65%      12.14%     12.35%      12.15%       1.39%
                            =======     =======     ======      ======      ======
Ratio of allowance for
 loan losses to non-
 performing loans.......     101.74%     136.05%     78.85%      67.93%      57.95%
                            =======     =======     ======      ======      ======

--------
(1) Excludes charge-offs related to the private label credit card portfolio in 1997. Including these charge-offs, the 1997 ratios would be 7.61% and 230.83% for net charge-offs to average loans outstanding and for net charge-offs to average non-performing assets during the period, respectively.

             TABLE 9--ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                (IN THOUSANDS)

                          AT DECEMBER 31,    AT DECEMBER 31,    AT DECEMBER 31,
                                1997               1996               1995        AT MARCH 31, 1995  AT MARCH 31, 1994
                         ------------------ ------------------ ------------------ ------------------ ------------------
                                PERCENT OF         PERCENT OF         PERCENT OF         PERCENT OF         PERCENT OF
                                   LOANS              LOANS              LOANS              LOANS              LOANS
                                  IN EACH            IN EACH            IN EACH            IN EACH            IN EACH
                                CATEGORY TO        CATEGORY TO        CATEGORY TO        CATEGORY TO        CATEGORY TO
                         AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS
                         ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------
Mortgage loans:
 One-to-four family..... $  212    33.37%   $  513    31.03%   $  301    48.76%   $  190    46.70%   $  150    39.41%
 Multi-family...........     82     9.17       179     7.29       150    12.98        21    15.70        20    12.11
 Construction &
  development...........    --      0.43       --       --        --      1.24       --      1.61       --      1.05
 Commercial.............    --       --        --      0.67         1     0.14         5     0.18       --      0.39
 Home equity line of
  credit................  4,830    47.10     2,539    36.94     1,125    36.29     1,063    35.77     1,000    47.00
Consumer................    486     9.93     1,035    24.07         9     0.59         7     0.04        --     0.04
Unallocated.............    693      N/A     2,942      N/A     1,874      N/A     1,510      N/A     1,639      N/A
                         ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
   Total................ $6,303   100.00%   $7,208   100.00%   $3,460   100.00%   $2,796   100.00%   $2,809   100.00%
                         ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

 Noninterest Income

  Noninterest income was $3.9, $10.4 and $1.6 million for the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995, respectively. The decrease in 1997 from 1996 was primarily due to the loss on the sale and disposition of the private label credit card portfolio, somewhat mitigated by increased gains on the securitization and sale of loans and increased loan fees. Additionally, noninterest income in 1996 included a $2.9 million gain on the sale of the Company's Lake Forest Branch. The increase from 1995 to 1996 was due to the Lake Forest Branch sale gain, a gain on the Company's 1996 loan securitization and increased gains on the sale of securities.

  Securities gains were $1.2, $2.3 and $1.0 million for the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995, respectively. The Company continued to take advantage of market opportunities in managing its securities portfolio on a total return basis while reducing the portfolio's size to accommodate the rising loan portfolio. The Company adjusts the portfolio depending on changing market spreads and funding availability. The changes result in higher credit quality and a greater emphasis on variable-rate securities.

  Securitization income increased to $8.8 million in 1997 from $3.3 million in 1996. In 1997, Avondale continued to utilize loan securitizations as a source for funding loan growth. During 1997 the Company completed two home equity loan securitizations totaling $170.3 million resulting in net gains on sale of $7.9 million. In addition to the initial net gain on sale, securitization income includes loan servicing fees and any fair value adjustment of the I/O strip recorded as a result of the securitization of loans. During 1997 the Company recorded a $500 thousand write-down of the value of the I/O strip that resulted from the 1996 securitization. Management reviews the value of the I/O strips quarterly to determine if the fair value of the assets has been reduced by excess prepayments, loan losses or any changes in market interest rates. In 1996 the Company securitized and sold $74.8 million of loans with a net gain on the sale of $3.3 million. The Company retained the servicing of these portfolios. Avondale intends to continue using asset securitizations to support loan growth and to provide an efficient funding source.

  The $11.9 million loss on the sale of loans during 1997 was the result of the sale and disposition of substantially all of the Company's private label credit card portfolio. As previously mentioned, the Company decided to exit this line of business during 1997.

  Primarily as a result of continued loan growth, loan fees and other income rose to $4.7 million in the year ended December 31, 1997 from $751 thousand in the year ended December 31, 1996 and from $106 thousand for the nine months ended December 31, 1995. Late fees, which are recorded to income when received, were $2.0 million, $276 thousand and $75 thousand for the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995, respectively. During 1997, other fees recorded in this caption also include interim subservicing fees for one private label credit card portfolio of $329 thousand and annual fees of $183 thousand. Additionally, $1.1 million of home equity line of credit fees and $1.0 million of merchant fees from the exited PLCS business were recorded in 1997.

  Other noninterest income of $596 and $526 thousand for the years ended December 31, 1997 and 1996, respectively, and $262 thousand for the nine months ended December 31, 1995, consists primarily of commissions on annuity sales. These commissions totaled $550, $524 and $238 thousand for the years ended December 31, 1997 and 1996 and for nine months ended December 31, 1995, respectively.

 Noninterest Expense

  Noninterest expense was $22.7, $19.5 and $9.2 million for the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995, respectively. Annualized, noninterest expense for 1995 would have been $12.3 million.

  Salaries and employee benefits increased to $9.4 million for the year ended December 31, 1997 from $8.2 million for the year ended December 31, 1996 and from $4.1 million for the nine months ended December 31, 1995. Salaries and benefits expense for 1995 on an annualized basis is $5.4 million. The increase from 1996 to 1997 and from 1995 to 1996 was primarily due to increased staffing in order to service higher levels of home equity line of credit and consumer loan volume. Also contributing to the increase from 1995 to 1996 was the implementation of a management recognition and retention plan during 1995 whereby the Company issues restricted stock awards. This program increased salaries and employee benefits expense by $693 thousand in 1996. Additionally, management incentive compensation increased $201 thousand in 1996 from 1995 on an annualized basis as the Company added additional management required to support greater loan activity. Also, loan origination and annuity sale commissions increased $616 thousand on an annualized basis in 1996 compared to 1995.

  Occupancy expense was $2.1 and $1.4 million for the years ended December 31, 1997 and 1996, respectively. On an annualized basis, occupancy expense of $1.3 million for the nine months ended December 31, 1995 would have been $1.7 million. The increase in occupancy expense during 1997 was primarily due to larger space requirements needed to support additional loan-related business. On an annualized basis, occupancy expense decreased $400 thousand in 1996 from 1995 mainly due to the reversal of a prior year's lease restructuring charge. The Company reversed the lease reserve due to its ability to sublease a portion of its Clark Street office in Chicago, Illinois.

  Federal Deposit Insurance expense for the twelve months ended December 31, 1997 and 1996 was $238 thousand and $2.9 million, respectively. For the nine months ended December 31, 1995, this expense was $594 thousand or $792 thousand annualized. The decrease in 1997 from 1996 was partially the result of a premium reduction to approximately 6.3 cents per $100 of deposits in 1997 from 23 cents per $100 dollars of deposits during 1996. In addition, the 1996 expense includes a one time assessment of $2.3 million to recapitalize the Savings Association Insurance Fund. The increase from 1995 to 1996 was also primarily due to the nonrecurring assessment.

  Advertising and public relations expense was $519 thousand during the year ended December 31, 1997 compared to $701 thousand in the year ended December 31, 1996 and $305 thousand for the nine month period ended December 31, 1995. This expense varies from period to period based upon the number and extent of advertising campaigns undertaken to promote the Company's deposit and lending products.

  Data processing expense increased to $2.9 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996 and from $730 thousand for the nine months ended December 31, 1995. On an annualized basis, 1995 expense would be $973 thousand. The increase in 1997 from 1996 was partially the result of higher charges from the Company's outside service bureau, which was due to an increase in the number of loan accounts. Additionally, higher depreciation of the Company's data processing equipment as well as programming enhancements contributed to the increase. The increase in 1996 from 1995 was due to a 1996 system conversion and an increase in the number of private label credit card accounts maintained on loan servicing systems.

  Legal and professional fees were $1.9 million, $531 thousand and $404 thousand for the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995, respectively. Annualized, 1995 legal and professional fees would be $539 thousand. The increase in 1997 from 1996 was primarily due to increased collection agency and legal fees related to the private label credit card portfolio. The increase from 1995 to 1996 was also primarily attributable to the private label credit card portfolio.

  Other operating costs were $6.0, $4.1 and $1.8 million for the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995, respectively. Annualized, the 1995 expense would be $2.4 million. The increase in 1997 from 1996 was primarily the result of increased loan-related expenses associated with higher home equity line of credit volume and the exited private label credit card business. These costs include postage, supplies, telephone and temporary help expenses. The increase from 1995 to 1996 can be attributed mainly to costs associated with both the overall increased loan volume and costs incurred to implement the private label credit card line. Contributing to the 1996 annualized increase of $1.7 million, outside personnel services increased from $202 thousand for the nine months ended 1995 to $579 thousand in 1996 as the Company utilized temporary employees as volume increased. Also, telephone expense increased from $110 thousand for the nine months ended December 31, 1995 to $459 thousand for the year ended December 1996. In addition, postage, supplies and outside services increased as well from 1995 to 1996.

 Income Taxes

  The Company realized an income tax benefit of $7.2 million for the year ended December 31, 1997. Income tax expense for the year ended December 31, 1996 was $2.4 million and was $1.8 million for the nine months ended December 31, 1995. The Company's effective tax rate (income tax expense/benefit divided by income before taxes) was 36.6% for the year ended December 31, 1997, 35.8% for the year ended December 31, 1996 and 39.1% for the nine months ended December 31, 1995.

 Liquidity and Interest Rate Sensitivity Analysis

  The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest earning assets and interest bearing liabilities. The matching of assets and liabilities is accomplished by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

  During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

  The Company's gap position is illustrated in table 10. Loans that have adjustable rates of interest are shown as being due in the period which the rates are next subject to change. Fixed-rate loans and mortgage-backed securities are shown using the assumption that there will be no prepayment for maturities under five years, and those with maturities in excess of five years will prepay at annual rates ranging from 13% to 37%, depending on the stated rates of the underlying assets. The Company has assumed that passbook accounts will be withdrawn (decay) at annual rates of 17% of the cumulative declining balance for the first three years, 16% for the fourth and fifth years and 14% thereafter. NOW accounts will decay at an annual rate of 37% for the first year, 32% for the second and third years and 17% thereafter. Money Market accounts will decay at an annual rate of 79% for the first year and 31% thereafter. Certificates are assumed to remain outstanding through maturity. The prepayment rates for loans and mortgage-backed securities, along with the decay rates for passbook, NOW and money market accounts are based on assumptions prepared by the OTS. Such assumptions are reasonably indicative of the Company's experience over recent periods.

  Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers seeking funds to meet their credit needs. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At the present time, the minimum liquid asset ratio is 5%. At December 31, 1997, Avondale was in compliance with the regulatory liquidity requirement, with an overall liquid asset ratio of 24.12%.

  In addition to cash and due from banks, marketable securities, particularly those with shorter maturities, are periodically used as a source of asset liquidity. At December 31, 1997, the Company held no securities that mature in one year or less. At December 31, 1996 the Company had securities totaling $5.5 million, or 2.3% of the total securities portfolio, with maturities of one year or less.

  Rate sensitivity varies for different types of interest earning assets and interest bearing liabilities. For example, rate sensitivity for Federal Funds purchased with varying daily rates or for loans indexed to the prime rate differs considerably from sensitivity for long-term securities or fixed rate loans. Time deposits over $100,000 exhibit more rate sensitivity than savings accounts. Table 11 illustrates the maturity schedule as of December 31, 1997 of time deposits $100,000 and greater. As indicated in the table, 40.1% of the deposits mature within six months. This percentage was 55.8% as of December 31, 1996.

  At December 31, 1997, deposits maturing within one year increased $47.8 million to $264.3 million from $216.5 million at December 31, 1996. Term borrowings decreased $46.1 million over this same time period, to $90.0 million at December 31, 1997 from $136.1 million at December 31, 1996.

  With approximately 53.6% of the Company's loan portfolio maturing or repricing within three months at December 31, 1997, there is an immediate effect on interest income when rates rise or fall. In a changing interest rate environment, interest expense changes more slowly primarily due to the longer-term maturities of certificates of deposits. As a result, the net interest margin on lower cost funding increases in a period of rising rates or, conversely, the net interest margin decreases in a falling rate environment.

  As illustrated in table 10, the Company is asset sensitive through the three month time horizon, with a cumulative three month sensitivity gap of 25.0% of total interest-earning assets. The Company attempts to control its interest rate risk by originating primarily adjustable-rate mortgage loans, including equity lines of credit, for its portfolio. The Company also controls interest rate risk with purchases of adjustable rate and short term securities and through the use of short term borrowings. The Company continuously monitors and manages its interest rate sensitivity position.

           TABLE 10-MATURITY OR REPRICING OF ASSETS AND LIABILITIES
                                (IN THOUSANDS)

  The following table sets forth the interest rate sensitivity of the Bank's assets and liabilities at December 31, 1997 on the basis of the factors and assumptions set forth above.

                                                    AT DECEMBER 31, 1997
                          ------------------------------------------------------------------------------------
                                                  MORE       MORE       MORE       MORE
                                    MORE THAN     THAN       THAN       THAN       THAN
                                    3 MONTHS     1 YEAR    3 YEARS    5 YEARS    10 YEARS     MORE
                          3 MONTHS     TO          TO         TO         TO         TO        THAN
                          OR LESS    1 YEAR     3 YEARS    5 YEARS    10 YEARS   20 YEARS   20 YEARS   TOTAL
                          --------  ---------   --------   --------   --------   --------   --------  --------
Interest-earning assets:
 Loans receivable:
   Fixed rate loans.....  $  1,219  $     209   $  1,437   $  3,912   $ 11,106   $ 61,291   $16,466   $ 95,640
   Adjustable rate
    loans...............   131,511     16,308      4,069        --         --         --        --     131,511
                          --------  ---------   --------   --------   --------   --------   -------   --------
     Total loans
      receivable........   132,730     16,517      5,506      3,912     11,106     61,291    16,466    247,528
Mortgage backed
 securities held-to-
 maturity...............    43,239        --       2,126        105      5,203        579     2,467     53,719
Mortgage backed
 securities available
 for sale...............       --      60,202      2,285        --         --       1,620    16,514     80,621
Investment securities
 available for sale.....       --         --         --      36,363     10,009        --        --      46,372
Interest bearing
 deposits and Federal
 Funds sold.............    65,431        --         --         --         --         --        --      65,431
                          --------  ---------   --------   --------   --------   --------   -------   --------
     Total investments..   108,670     60,202      4,411     36,468     15,212      2,199    18,981    246,143
                          --------  ---------   --------   --------   --------   --------   -------   --------
     Total earning
      assets............   241,400     76,719      9,917     40,380     26,318     63,490    35,447    493,671
Interest-bearing
 liabilities:
 Passbook and statement
  accounts..............     3,756     10,274     21,312     13,894     17,634     12,197     3,467     82,534
 NOW accounts...........     1,805      4,316      5,603      1,499      2,012      1,105       203     16,543
 Money market accounts..    14,081     20,353      4,796      2,283      1,750        316         8     43,587
 Certificate accounts...    38,509    171,208     30,690     14,039        --         --        --     254,446
 Advances from the
  Federal Home Loan
  Bank..................    60,000     30,000        --         --         803        --        --      90,803
                          --------  ---------   --------   --------   --------   --------   -------   --------
     Total interest-
      bearing
      liabilities.......   118,151    236,151     62,401     31,715     22,199     13,618     3,678    487,913
                          --------  ---------   --------   --------   --------   --------   -------   --------
Interest sensitivity gap
 per period.............  $123,249  $(159,432)  $(52,484)  $  8,665   $  4,119   $ 49,872   $31,769   $  5,788
                          ========  =========   ========   ========   ========   ========   =======   ========
Cumulative interest
 sensitivity gap........  $123,249  $ (36,183)  $(88,667)  $(80,002)  $(75,883)  $(26,011)  $ 5,758   $  5,758
                          ========  =========   ========   ========   ========   ========   =======   ========
Cumulative interest
 sensitivity gap as a
 percentage of total
 interest-earning
 assets.................     24.97%     (7.33)%   (17.96)%   (16.21)%   (15.38)%    (5.27)%    1.17%      1.17%
                          ========  =========   ========   ========   ========   ========   =======   ========
Cumulative net interest-
 earning assets as a
 percentage of net
 interest-bearing
 liabilities............    204.32%     89.79%     78.72%     82.16%     83.88%     94.63%   101.18%    101.18%
                          ========  =========   ========   ========   ========   ========   =======   ========

          TABLE 11--TIME DEPOSITS $100,000 AND OVER MATURITY SCHEDULE

      MATURITY PERIOD                                                 AMOUNT
      ---------------                                             --------------
                                                                  (IN THOUSANDS)
      Three months or less.......................................    $ 3,483
      More than three months through six months..................      9,457
      More than six months through twelve months.................     14,751
      More than twelve months....................................      4,206
                                                                     -------
      Total certificate accounts in excess of $100,000...........    $31,897
                                                                     =======

 Borrowed Funds

  The Company has historically borrowed funds in the form of advances from the FHLB of Chicago, securities sold under agreements to repurchase and other term borrowings.

  At December 31, 1997, the Company had outstanding FHLB advances of $90.0 million with an average rate of 5.84% maturing within one year and advances of $.8 million with a weighted average rate of 2.5% maturing in the year 2003. These advances were the Company's only borrowings as of December 31, 1997.

  At December 31, 1996, the Company had outstanding FHLB advances of $35.0 million with an average rate of 6.48% maturing within one year, advances of $55.0 million with a weighted average rate of 5.64% maturing within two years and $.8 million of advances with a rate of 2.5% maturing in the year 2003. Also at December 31, 1996, the Company had securities sold under agreements to repurchase of $45.5 million with a weighted-average rate of 5.43% maturing within thirty days and $23.7 million with a weighted-average rate of 5.90% maturing within one year. Additionally at December 31, 1996, the Company had Federal Funds purchased of $32.0 million with a weighted-average rate of 7.00% that matured on January 2, 1997.

                           TABLE 12--BORROWED FUNDS

                                         FOR THE       FOR THE    FOR THE NINE
                                       YEAR ENDED    YEAR ENDED   MONTHS ENDED
                                      DEC. 31, 1997 DEC. 31, 1996 DEC. 31, 1995
                                      ------------- ------------- -------------
                                                   (IN THOUSANDS)
ADVANCES FROM THE FEDERAL HOME LOAN
 BANK:
  Average balance outstanding........   $ 90,557      $ 90,653      $ 72,322
  Maximum outstanding at any month-
   end during the period.............     90,803        95,803        88,303
  Balance outstanding at end of
   period............................     90,803        90,803        78,303
  Weighted average interest rate
   during the period.................       5.82%         5.78%         5.91%
  Weighted average interest rate at
   end of period.....................       5.81%         5.93%         5.55%
SECURITIES SOLD UNDER AGREEMENTS TO
 REPURCHASE:
  Average balance outstanding........   $ 51,553      $ 80,558      $ 56,133
  Maximum outstanding at any month-
   end during the period.............     96,311       116,447        76,792
  Balance outstanding at end of
   period............................        --         69,147        76,792
  Weighted average interest rate
   during the period.................       5.59%         5.64%         6.06%
  Weighted average interest rate at
   end of period.....................        --           5.59%         5.97%
OTHER BORROWINGS:
  Average balance outstanding........   $ 25,512      $ 29,131      $ 22,301
  Maximum outstanding at any month-
   end during the period.............     36,500        40,000        41,500
  Balance outstanding at end of
   period............................        --         32,000        41,500
  Weighted average interest rate
   during the period.................       5.50%         5.31%         5.96%
  Weighted average interest rate at
   end of period.....................        --           7.00%         5.86%
TOTAL BORROWINGS:
  Average balance outstanding........   $167,622      $200,342      $150,756
  Maximum outstanding at any month-
   end during the period.............    217,114       196,595       196,595
  Balance outstanding at end of
   period............................     90,803       191,950       196,595
  Weighted average interest rate
   during the period.................       5.70%         5.66%         5.97%
  Weighted average interest rate at
   end of period.....................       5.81%         5.99%         5.87%

 Capital Resources

  Federally insured savings associations, such as Avondale, are required to maintain minimum levels of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. See Item 1. Business, Supervision and Regulation-- Regulatory Capital Requirements and Limitations on Dividends and Other Capital Distributions for additional information. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). As shown in table 13, at December 31, 1997, Avondale had tangible capital of $45.1 million, or 8.3% of adjusted total assets, which is $37.0 million above the minimum leverage ratio requirement of 1.5% in effect on that date.

  The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. At December 31, 1997, Avondale had risk-based capital of $48.8 million and risk-weighted assets of approximately $295 million; or capital of 16.9% of risk-weighted assets.

                          TABLE 13--CAPITAL STANDARDS

                                                               AT DECEMBER 31,
                                                                     1997
                                                              AMOUNT  PERCENTAGE
                                                              ------- ----------
                                                                (IN THOUSANDS)
      Tangible capital:
        Capital level........................................ $45,078    8.33%
        Requirement..........................................   8,115    1.50
                                                              -------   -----
          Excess............................................. $36,963    6.83%
                                                              =======   =====
      Core capital:
        Capital level........................................ $45,078    8.33%
        Requirement..........................................  16,230    3.00
                                                              -------   -----
          Excess............................................. $28,848    5.33%
                                                              =======   =====
      Risk-based capital:
        Capital level........................................ $48,767   16.89%
        Requirement..........................................  23,104    8.00
                                                              -------   -----
          Excess............................................. $25,663    8.89%
                                                              =======   =====

                                CAPITAL RATIOS

                                                WELL     ADEQUATELY    UNDER-
                                    AVONDALE CAPITALIZED CAPITALIZED CAPITALIZED
                                    -------- ----------- ----------- -----------
      Core capital.................   8.33%   > =  5.0%    > = 4.0%     < 4.0%
      Tier 1 capital...............  15.28    > =  6.0     > = 4.0      < 4.0
      Risk-based capital...........  16.89    > = 10.0     > = 8.0      < 8.0

 Cash Flows

  During the year ended December 31, 1997, the Company continued to utilize loan securitizations as an efficient source of funding its loan growth. Two securitizations totaling $170.3 million were completed during 1997. As a result of the securitizations, the Company's gross loans included in its statement of financial condition decreased from $324.5 million at December 31, 1996 to $246.2 million at December 31, 1997. The Company manages an additional $224.7 million of securitized home equity lines of credit which are not included in its statement of financial condition. Total assets decreased to $541.5 million at December 31, 1997 from $595.6 million at December 31, 1996. In addition to the loan securitizations, sales of securities reduced the Company's total assets and provided cash and liquidity. The increase in deposit liabilities of $66.4 million from December 31, 1996 to December 31, 1997 provided additional funds, while the repayment of $101.1 million of repurchase agreements and other borrowings during 1997 used the Company's funds.

  During the year ended December 31, 1996, the Company funded its growth in loan volume with its first securitization and sale of home equity lines of credit and by selling lower yielding investment securities. As a result of the change in the asset mix and the loan securitization, total assets decreased to $595.6 million at December 31, 1996 from $610.5 million at December 31, 1995. Accordingly, lower levels of funding were required. Deposits decreased $5.2 million due primarily to the sale of Avondale's Lake Forest branch while borrowings decreased $4.6 million for the year. In addition, the Company also purchased $10.5 million of treasury stock. During 1996 the Company was required to pay a special, industry-wide FDIC insurance assessment of $2.3 million which negatively impacted cash flows.

  The Company does not anticipate any significant capital expenditure that would require funding outside of the Company's normal operations.

 Recent Accounting Pronouncements and Regulatory Issues

  Statement of Financial Accounting Standards No. 125 ("SFAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities became effective January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, subsequent to a transfer of financial assets, and entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control is surrendered, and derecognizes liabilities when extinguished. The Company's adoption of SFAS 125 during 1997 did not have a material effect on the Company's financial statements.

  In February 1997, the FASB adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 ("APB 15"), Earnings Per Share. SFAS 128 supersedes APB 15 and its interpretations and supersedes or amends other accounting pronouncements related to current computations of EPS. SFAS 128 replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for income from continuing operations and for net income on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The provisions of SFAS 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997, with all prior period EPS data restated to conform with SFAS 128. The adoption of this statement did not result in any significant disclosures in addition to those already contained in the Company's financial statements.

  In February 1997, the FASB adopted Statement of Financial Accounting Standard No. 129 ("SFAS 129"), Disclosure of Information about Capital Structure. This Statement established standards for disclosing information about an entity's capital structure. This Statement requires an entity to disclose in its financial statements the pertinent rights and privileges of the various securities outstanding and the number of shares upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. This Statement also requires disclosure relative to liquidation preference of preferred stock and redeemable stock. The provisions of SFAS 129 are effective for periods ending after December 15, 1997. Management believes that the adoption of this Statement will not result in any significant disclosures in addition to those already contained in the Company's financial statements.

  In June 1997, the FASB adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of financial statements. SFAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Companies are also required to report comparative totals for comprehensive income in interim reports. The Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

  In June 1997, the FASB adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. This Statement also requires descriptive information about the way the operating segments were determined. The provisions of SFAS 131 are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. The Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

  There are no regulatory issues outstanding.

 Year 2000 Compliance

  A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations or cash flow of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            AVONDALE FINANCIAL CORP.

                     1997 CONSOLIDATED FINANCIAL STATEMENTS

                            AVONDALE FINANCIAL CORP.

                           1997 FINANCIAL STATEMENTS

                                     INDEX

                                                                           PAGE
                                                                           ----
Independent Auditor's Report--Arthur Andersen LLP.........................  36
Statement of Management Responsibility....................................  37
Consolidated Balance Sheets as of December 31, 1997 and 1996..............  38
Consolidated Statements of Income for the Years Ended December 31, 1997
 and 1996 and for the Nine Months Ended December 31, 1995.................  39
Consolidated Statements of Changes in Stockholders' Equity for the Years
 Ended December 31, 1997 and 1996 and for the Nine Months Ended December
 31, 1995.................................................................  40
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997 and 1996 and for the Nine Months Ended December 31, 1995............  41
Notes to the Consolidated Financial Statements............................  43

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Avondale Financial Corp.:

  We have audited the accompanying balance sheets of AVONDALE FINANCIAL CORP. ("the Company") as of December 31, 1997 and 1996, and the related statements on income, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the nine month period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avondale Financial Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows, for the years ended December 31, 1997 and 1996, and the nine month period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois,
February 5, 1998

                    STATEMENT OF MANAGEMENT RESPONSIBILITY

  Avondale Financial Corp.'s management is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management also prepared other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

  The consolidated financial statements have been audited by an independent accounting firm, Arthur Andersen LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that representations made to the independent auditors during their audit were valid and appropriate.

  Management maintains a system of internal controls over the preparation of its published financial statements, which is intended to provide reasonable assurance to the Company's Board of Directors and officers regarding preparation of financial statements presented fairly in conformity with generally accepted accounting principles.

  Management has long recognized its responsibility for conducting the Company's affairs in a manner, which is responsive to the interest of employees, shareholders, investors and society in general. This responsibility is included in the statement of policy on ethical standards which provides that the Company will fully comply with laws, rules and regulations of every community in which it operates and adhere to the highest ethical standards. Officers, employees and agents of the Company are expected and directed to manage the business of the Company with complete honesty, candor and integrity.

  Internal auditors monitor the operation of the internal control system, and actions are taken by management to respond to deficiencies as they are identified. The Board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.

  Even effective internal controls, no matter how well designed, have inherent limitations, such as the possibility of human error or of circumvention or overriding of controls, and the consideration of cost in relation to benefit of a control. Further, the effectiveness of an internal control can change with circumstances.

  Avondale Financial Corp.'s management periodically assesses the internal controls for adequacy. Based upon these assessments, Avondale Financial Corp.'s management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of December 31, 1997 functioned effectively during the year ended December 31, 1997.

Robert S. Engelman, Jr.                   Howard A. Jaffe
President and                             Vice President and
Chief Executive Officer                   Chief Financial Officer

                            AVONDALE FINANCIAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                           AT           AT
                                                      DECEMBER 31, DECEMBER 31,
                       ASSETS                             1997         1996
                       ------                         ------------ ------------
                                                            (IN THOUSANDS
                                                       EXCEPT PER SHARE DATA)
Cash and due from banks..............................   $  6,630     $  8,334
Interest-bearing deposits............................     60,891          740
                                                        --------     --------
    Total cash and cash equivalents..................     67,521        9,074
Securities available-for-sale--At fair value
 (amortized cost Dec. 31, 1997-- $46,251; Dec. 31,
 1996--$36,037)......................................     46,373       35,901
Securities held-to-maturity--At amortized cost (fair
 value Dec. 31, 1996--$6,488)........................        --         6,498
Mortgage-backed securities available-for-sale--At
 fair value (amortized cost Dec. 31, 1997--$80,481;
 Dec. 31, 1996--$136,214)............................     80,621      136,418
Mortgage-backed securities held-to-maturity--At
 amortized cost (fair value Dec. 31, 1997--$53,451;
 Dec. 31, 1996--$61,387).............................     53,719       61,438
Loans held for sale--At cost.........................     52,688          --
Loans................................................    193,557      324,508
Less: Allowance for loan losses......................     (6,303)      (7,208)
                                                        --------     --------
    Loans, net.......................................    239,942      317,300
Federal Home Loan Bank stock--at cost................      4,540        4,790
Office buildings and equipment, net..................      5,264        3,875
Other real estate owned, net.........................      1,105          270
Accrued interest receivable..........................      9,451        6,896
Interest-only securities and other assets............     23,392       10,410
Income taxes receivable..............................      3,866          --
Deferred income taxes................................      5,664        2,701
                                                        --------     --------
    Total assets.....................................   $541,458     $595,571
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Deposits.............................................   $397,110     $330,655
Advances from Federal Home Loan Bank.................     90,803       90,803
Securities sold under agreements to repurchase.......        --        69,146
Other borrowings.....................................        --        32,000
Advance payments by borrowers for taxes and
 insurance...........................................        564          931
Accrued interest payable.............................      3,086        2,212
Income taxes payable.................................        --           452
Other liabilities....................................      3,932        8,483
                                                        --------     --------
    Total liabilities................................    495,495      534,682
                                                        --------     --------
Stockholders' Equity:
  Common stock ($.01 par: 10,000,000 shares
   authorized, 3,323,566 and 3,525,288 shares issued
   and outstanding, at Dec. 31, 1997 and 1996,
   respectively).....................................         44           44
  Capital surplus....................................     43,536       43,199
  Retained earnings..................................     18,549       31,031
  Treasury stock, at cost............................    (13,988)     (10,496)
  Unrealized net gain on securities available-for-
   sale, net of tax of $102 at Dec. 31, 1997 and $21
   at Dec. 31, 1996..................................        152           33
  Common stock acquired by ESOP......................     (1,270)      (1,693)
  Unearned portion of restricted stock awards........     (1,060)      (1,229)
                                                        --------     --------
    Total stockholders' equity.......................     45,963       60,889
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $541,458     $595,571
                                                        ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            AVONDALE FINANCIAL CORP.

                       CONSOLIDATED STATEMENTS OF INCOME

                             FOR THE YEAR      FOR THE YEAR      FOR THE NINE
                                 ENDED             ENDED         MONTHS ENDED
                           DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995
                           ----------------- ----------------- -----------------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income:
  Loans..................      $  39,234         $  24,842         $  13,536
  Securities.............          2,649             3,965             4,193
  Mortgage-backed
   securities............         11,259            16,522            14,141
  Other..................            866               552               368
                               ---------         ---------         ---------
    Total interest
     income..............         54,008            45,881            32,238
Interest expense:
  Deposits...............         18,776            14,595            11,881
  Advances from the
   Federal Home Loan
   Bank..................          5,269             5,236             3,470
  Securities sold under
   agreements to
   repurchase............          2,880             4,541             2,587
  Other borrowings.......          1,402             1,545             1,003
                               ---------         ---------         ---------
    Total interest
     expense.............         28,327            25,917            18,941
Net interest income:              25,681            19,964            13,297
  Provision for loan
   losses................         26,527             4,293             1,150
                               ---------         ---------         ---------
  Net interest income
   after provision for
   loan losses...........           (846)           15,671            12,147
Noninterest income:
  Gains on trading
   activities, net.......              1               216                27
  Security gains, net....          1,199             2,313             1,012
  Securitization income,
   net...................          8,759             3,433               --
  Gains (losses) on sales
   of loans..............        (11,919)                7                 9
  Loan fees..............          4,679               625               106
  Fees for customer
   services..............            593               361               221
  Gain on sale of branch.            --              2,922               --
  Other operating income.            596               526               262
                               ---------         ---------         ---------
    Total noninterest
     income..............          3,908            10,403             1,637
Noninterest expense:
  Salaries and employee
   benefits..............          9,368             8,193             4,061
  Occupancy and
   equipment, net........          2,069             1,448             1,327
  Federal deposit
   insurance premiums....            238             2,886               594
  Advertising and public
   relations.............            519               701               305
  Data processing........          2,860             1,615               730
  Real estate owned
   (income) expense, net.           (202)               35                24
  Legal and professional
   fees..................          1,907               531               404
  Other operating
   expenses..............          5,980             4,097             1,778
                               ---------         ---------         ---------
    Total noninterest
     expense.............         22,739            19,506             9,223
                               ---------         ---------         ---------
Income (loss) before
 income taxes............        (19,677)            6,568             4,561
Provision (benefit) for
 income taxes............         (7,195)            2,352             1,784
                               ---------         ---------         ---------
Net income (loss)........      $ (12,482)        $   4,216         $   2,777
                               =========         =========         =========
Per common share:
Basic earnings per common
 share...................      $   (3.59)        $    1.13         $    0.69
Diluted earnings per
 common share............      $   (3.59)        $    1.13         $    0.69
Weighted average common
 shares outstanding......      3,476,332         3,719,272         4,019,024

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            AVONDALE FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE NINE MONTHS ENDED DECEMBER 31,
                                      1995

                                                                 UNREALIZED
                                                              NET GAIN (LOSS)    COMMON    UNEARNED
                                                               ON SECURITIES     STOCK    RESTRICTED     TOTAL
                          COMMON CAPITAL RETAINED  TREASURY  AVAILABLE-FOR-SALE ACQUIRED    STOCK    STOCKHOLDERS'
                          STOCK  SURPLUS EARNINGS   STOCK        NET OF TAX     BY ESOP     AWARDS      EQUITY
                          ------ ------- --------  --------  ------------------ --------  ---------- -------------
                                                             (IN THOUSANDS)
BALANCE, MARCH 31, 1995.   $--   $   --  $ 24,038  $    --        $  (468)      $   --     $   --      $ 23,570
Net Income..............                    2,777                                                         2,777
Issuance of 4,232,000
 shares of Common stock.     42   40,528                                                                 40,570
Establishment of ESOP
 plan...................                                                         (2,962)                 (2,962)
Commitment to release
 84,640 ESOP shares.....             155                                            846                   1,001
Issuance of 162,568
 shares of Restricted
 common stock...........      2    2,335                                                    (2,337)         --
Net amortization of
 unearned Portion of
 restricted stock.......                                                                       178          178
Change in unrealized net
 gain on securities
 available-for-sale, net
 of tax of $1,129.......                                            1,781                                 1,781
                           ----  ------- --------  --------       -------       -------    -------     --------
BALANCE, DECEMBER 31,
 1995...................     44   43,018   26,815       --          1,313        (2,116)    (2,159)      66,915
                           ----  ------- --------  --------       -------       -------    -------     --------
Net Income..............                    4,216                                                         4,216
Purchase of 700,000
 shares of Treasury
 Stock..................                            (10,496)                                            (10,496)
Commitment to release
 42,320 ESOP shares.....             181                                            423                     604
Net amortization of
 unearned portion of
 restricted stock.......                                                                       930          930
Change in unrealized net
 gain on securities
 available-for-sale net
 of tax of $(811).......                                           (1,280)                               (1,280)
                           ----  ------- --------  --------       -------       -------    -------     --------
BALANCE, DECEMBER 31,
 1996...................   $ 44  $43,199 $ 31,031  $(10,496)      $    33       $(1,693)   $(1,229)    $ 60,889
                           ----  ------- --------  --------       -------       -------    -------     --------
Net Income..............                  (12,482)                                                      (12,482)
Purchase of 230,393
 shares of Treasury
 Stock..................                             (3,492)                                             (3,492)
Commitment to release
 42,320 ESOP shares.....             337                                            423                     760
Net amortization of
 unearned portion of
 restricted stock.......                                                                       169          169
Change in unrealized net
 gain on securities
 available-for-sale net
 of tax of $81..........                                              119                                   119
                           ----  ------- --------  --------       -------       -------    -------     --------
BALANCE, DECEMBER 31,
 1997...................   $ 44  $43,536 $ 18,549  $(13,988)      $   152       $(1,270)   $(1,060)    $ 45,963
                           ====  ======= ========  ========       =======       =======    =======     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                            AVONDALE FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE    FOR THE YEAR FOR THE NINE
                                           YEAR ENDED     ENDED     MONTHS ENDED
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net Income (loss)......................  $ (12,482)   $   4,216    $   2,777
  Adjustments to reconcile net income
   (loss) to net cash flows
    From operating activities:
    Depreciation.........................      1,284          997          829
    Amortization (accretion), net........       (477)      (3,060)       1,280
    Unearned restricted stock............        170          930       (2,159)
    Provision for loan losses............     26,527        4,293        1,150
    Provision for deferred income taxes..     (3,044)         415         (210)
    Net gain on sales of securities
     available-for-sale and trading......     (1,200)      (2,529)      (1,039)
    Net gains on sales of loans..........     (7,943)      (3,314)         --
    Net gains on sales of other real
     estate owned........................       (347)        (149)         (21)
    Net gain on sale of branch...........        --        (2,922)         --
    Net changes in:
      Income taxes receivable............     (3,431)         --         1,951
      Prepaid expenses and other assets..     (2,091)      (4,033)         421
      Accrued interest receivable........     (2,160)      (1,464)      (1,504)
      Income taxes payable...............       (452)         417           35
      Accrued interest payable...........        874        1,158          328
      Other liabilities..................     (5,432)        (543)      (2,959)
                                           ---------    ---------    ---------
        Net cash flows provided by (used
         in) operating activities........  $ (10,204)   $  (5,588)   $     879
                                           ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from maturities of securities
   held-to-maturity......................      6,500          400        4,500
  Purchases of securities held-to-
   maturity..............................        --           --        (1,000)
  Purchases of Federal Home Loan Bank
   stock.................................        250         (375)        (500)
  Proceeds from maturities of securities
   available-for-sale....................        --       123,120          --
  Proceeds from sales of securities
   available-for-sale....................      7,000       52,750       26,555
  Proceeds from sales of mortgage-backed
   securities available-for-sale.........     63,079      265,850      121,959
  Purchases of securities available-for-
   sale..................................    (29,545)    (134,970)     (49,075)
  Purchases of mortgage-backed securities
   available-for-sale....................    (22,373)    (207,222)    (165,728)
  Purchases of mortgage-backed securities
   held-to-maturity......................        --        (4,424)     (29,207)
  Principal collected on mortgage-backed
   securities held-to-maturity...........      7,718        7,893       16,499
  Principal collected on mortgage-backed
   securities available-for-sale.........     16,541       27,994       12,943
  Principal collected on securities
   available-for-sale....................     12,501          465          360
  Proceeds from securitization and sale
   of loans..............................    169,129       73,989          --
  Net increase in loans..................   (123,893)    (181,454)     (39,129)
  Proceeds from sales of other real
   estate owned..........................      2,027        2,546          361
  Proceeds from sales of office buildings
   and equipment.........................        --         3,985          --
  Expenditures for office buildings and
   equipment.............................     (2,673)      (2,163)        (512)
                                           ---------    ---------    ---------
        Net cash flows provided by (used
         in) investing activities........  $ 106,261    $  28,384    $(101,974)
                                           ---------    ---------    ---------

                            AVONDALE FINANCIAL CORP.

                                           FOR THE    FOR THE YEAR FOR THE NINE
                                          YEAR ENDED     ENDED     MONTHS ENDED
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
                                                     (IN THOUSANDS)
Cash flows from financing activities:
  Stock conversion expenditures.........   $    --      $    --      $   (562)
  Net increase (decrease) in deposits...     66,455       (5,002)      (1,451)
  Net decrease in advance payments by
   borrowers for taxes and Insurance....       (367)        (524)        (244)
  Net increase (decrease) in securities
   sold under agreements to Repurchase..    (69,146)      (7,646)      55,394
  Net increase (decrease) in other
   borrowings...........................    (32,000)      (9,500)      41,500
  Proceeds from Federal Home Loan Bank
   advances.............................     35,000       62,500       25,000
  Repayment of Federal Home Loan Bank
   advances.............................    (35,000)     (50,000)     (10,000)
  Increase in shares outstanding........        --           --             2
  Capital surplus.......................        517          181        2,491
  ESOP committed to be released.........        423          423          423
  Purchase of treasury stock............     (3,492)     (10,496)         --
  Refund of excess stock subscriptions..        --           --       (40,758)
                                           --------     --------     --------
  Net cash flows provided by (used in)
   financing activities.................    (37,610)     (20,064)      71,795
                                           --------     --------     --------
  Increase (decrease) in cash and cash
   equivalents..........................     58,447        2,732      (29,300)
Cash and cash equivalents:
  Beginning of period...................      9,074        6,342       35,642
                                           --------     --------     --------
  Ending of period......................   $ 67,521     $  9,074     $  6,342
                                           ========     ========     ========
Supplemental cash flow information:
  Interest paid.........................   $ 27,453     $ 24,760     $ 18,614
  Income taxes paid.....................        425        1,935        1,750
Non cash investing activities:
  Transfer of mortgage-backed securities
   from available-for-sale to Held-to-
   maturity.............................        --           --        11,882
  Transfer of mortgage-backed securities
   from held-to-maturity to Available-
   for-sale.............................        --           --       125,311
Non cash financing activities:
  Transfer of deposits to equity........        --           --         9,784
  Transfer common stock subscription
   liability to equity..................        --           --        29,574
  Reduction of prepaid conversion costs
   and reduction of capital.............        --           --        (1,200)
  Transfer of other liabilities to
   capital..............................        --           --            12
  Increase in prepaid expenses and
   increase in capital for ESOP.........        --           --           423

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           AVONDALE FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE NINE MONTHS ENDED
                               DECEMBER 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of Avondale Financial Corp. (The "Company") and its wholly-owned subsidiary, Avondale Federal Savings Bank (the "Bank"), conform with generally accepted accounting principles and to general industry practice. The following is a description of the more significant policies that the Company follows in preparing and presenting its consolidated financial statements.

  Nature of Operations--The Company's lending products consist primarily of first and second mortgages including equity lines of credit, on owner-occupied and non-owner occupied one to four family residences. The Company has expanded its wholesale distribution channels through third party brokers and other financial institutions to offer equity lines of credit in thirty-two states. Avondale was previously engaged in the private label credit business, offering credit cards through third party merchants. Avondale exited the private label credit business in 1997 and disposed of substantially all of this portfolio. To a lesser extent, Avondale also originates multi-family, construction, development and consumer loans, including mobile home loans. The Company also offers investment products and insurance through its wholly-owned subsidiary, Avondale Financial Services, Inc. ("AFS"). The Company's revenues are principally derived from interest on loans and investment securities, securitization income and fee income.

  Principles of Consolidation--The consolidated financial statements include the accounts and transactions of the Company, the Bank, and the Bank's wholly-owned subsidiaries, Avondale Financial Services and Avondale Community Development Corp. All material intercompany balances and transactions have been eliminated in consolidation.

  Investment and Mortgage-Backed Securities--Securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought principally for the purpose of selling them in the near term are classified as trading securities. Trading account securities are carried at fair value in the statement of financial condition. At December 31, 1997, 1996 and 1995, none of the Company's securities were classified as trading. Realized and unrealized gains and losses are included in noninterest income in the statement of income.

  Securities for which the Company has the intent and ability to hold until maturity are classified as held-to-maturity. Held-to-maturity securities are carried at cost, with premiums amortized and discounts accreted using the level-yield method, adjusted for actual prepayments and changes in prepayment assumptions.

  All securities not classified as trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of stockholders' equity. The cost of securities sold by the Company is determined using specific identification.

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

  Loans Held for Sale--Loans held for sale represent receivables currently on the statement of financial condition that the Company generally intends to securitize within the next six months. These assets are reported at the lower of cost or fair market value.

                           AVONDALE FINANCIAL CORP.

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

  Allowance for Loan Losses--Provisions for loan losses are charged to operations based on management's evaluation of inherent losses in the loan portfolio. Among the factors considered in evaluating inherent losses are historical charge-off experience, delinquency, local and national economic conditions, the borrower's ability to repay and the value of any related collateral. Management's estimate of the fair value of collateral considers the current and anticipated real estate market conditions. As a result, estimates are susceptible to changes that could result in an adjustment to future results of operations. Recovery of the carrying value of such loans and related real estate is dependent on economic, operating and other conditions that may be beyond the Company's control.

  Securitization Income--Certain home equity lines of credit are securitized and sold to investors with limited recourse. The servicing rights to these loans have been retained by the Company. Upon sale, the loans are removed from the statement of financial condition and a gain is recognized for the difference between the carrying value of the loans and the adjusted sales proceeds. The adjusted sales proceeds are determined based on a present value estimate of future cash flows for each loan pool sold. Future cash flows are based on the "excess spread" between the yield of the underlying loans sold and the securities issued and reflect estimates of prepayments, servicing fees, operating expenses and other factors. These cash flows are projected over the life of the deal using assumptions that market participants would use for similar financial instruments subject to prepayments, credit and interest rate risk and are discounted at an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand.

  The present value of the excess spread represents the interest-only securities (I/O strip) recorded as a result of securitization. The resulting gain is reduced by applicable costs including unamortized loan origination costs relating to the pool of loans sold. The gain is further reduced by establishing a reserve for estimated probable losses under the limited recourse provisions. This reserve amount is netted against the I/O strip. The I/O strip is amortized as cash flows are received. The fair value of the I/O strip is evaluated periodically, and any adjustment is recognized as income immediately.

  Because of the sensitivity of the value of the I/O strip to market factors beyond management's control, the actual amounts realized could differ materially from the carrying value.

  Net gains on sale, recourse provisions, servicing cash flows on receivables sold, and any adjustment to fair value of the interest only strips are reported in the accompanying consolidated statements of income as securitization income.

  Effective January 1, 1997, the Company adopted Statement of Financial Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement was effective for securitization transactions occurring subsequent to December 31, 1996. The adoption of SFAS No. 125 did not have a material impact on the Company's consolidated financial statements.

  Other Real Estate Owned--Other real estate owned represents real estate acquired by foreclosure or by deed in lieu of foreclosure. At the date of acquisition, acquired property is recorded at the lower of carrying value or fair value less estimated costs to sell. Any excess of carrying value over fair value less estimated costs to sell at

                           AVONDALE FINANCIAL CORP.

the date of acquisition is charged directly to the allowance for loan losses. Subsequent to acquisition, other real estate owned is adjusted to the lower of net carrying value or fair value less estimated costs to sell. Provisions for estimated losses on the basis of subsequent evaluations, gains or losses on sales and net expenses incurred from maintaining such properties are included in other expense. The amounts that ultimately could be recovered from other real estate owned could differ from the amounts used in determining the net carrying value of the assets as a result of market factors beyond the Company's control.

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

  Securities Sold Under Agreements to Repurchase--The Company enters into sales of securities under agreements to repurchase generally for periods of less than ninety days. Fixed coupon agreements are treated as financings and the obligation to repurchase securities sold is reflected as a liability in the statement of financial condition. The carrying value of underlying securities remains in the asset accounts.

  Other Borrowings--Other borrowings consist primarily of Federal funds purchased usually for periods of one to thirty days.

  Income Taxes--The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the expected tax effect on future taxable income resulting from differences between the financial statement and tax bases of assets and liabilities and the expected tax effect of loss carryforwards.

  Cash Flow Reporting--The Company uses the indirect method to report cash flows from operating activities. Net reporting of cash transactions has been used when balance sheet items consist predominantly of maturities of three months or less, or where otherwise permitted. Other items are reported on a gross basis. Cash and cash equivalents consist of cash and due from banks and interest-bearing deposits.

  Earnings Per Share--Earnings per share computations are in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share and are based upon the weighted average shares outstanding during the year taking into account dilutive stock options. In the year ended December 31, 1996 and in the nine months ended December 31, 1995, stock options had an anti-dilutive effect, and therefore are not included in the earnings per share calculation.

  Reclassifications--Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

                           AVONDALE FINANCIAL CORP.

  Recent Accounting Pronouncements--In February 1997, the FASB adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 ("APB 15"), Earnings Per Share. SFAS 128 supersedes APB 15 and its interpretations and supersedes or amends other accounting pronouncements related to current computations of EPS. SFAS 128 replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for income from continuing operations and for net income on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The provisions of SFAS 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997, with all prior period EPS data restated to conform with SFAS 128. The adoption of this statement did not result in any significant disclosures in addition to those already contained in the Company's financial statements.

  In February 1997, the FASB adopted Statement of Financial Accounting Standards No. 129 ("SFAS 129"), Disclosure of Information about Capital Structure. This Statement establishes standards for disclosing information about an entity's capital structure. This Statement requires an entity to disclose in its financial statements the pertinent rights and privileges of the various securities outstanding and the number of shares upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. This Statement also requires disclosure relative to liquidation preference of preferred stock and redeemable stock. The provisions of SFAS 129 are effective for periods ending after December 15, 1997. The adoption of this Statement did not result in any significant disclosures in addition to those already contained in the Company's financial statements.

  In June 1997, the FASB adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of financial statements. SFAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. SFAS 130 permits the statement of changes in stockholders' equity to be used to meet this requirement. Companies are encouraged, but not required, to display the components of other comprehensive income below the total for net income in the statement of operations or in a separate statement of comprehensive income. Companies are also required to display the cumulative total of other comprehensive income for the period as a separate component of equity in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Companies are also required to report comparative totals for comprehensive income in interim reports. The Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

  In June 1997, the FASB adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. This Statement also requires descriptive information about the way the operating segments were determined. The provisions of SFAS 131 are effective for fiscal years

                           AVONDALE FINANCIAL CORP.

beginning after December 15, 1997, with earlier application permitted. SFAS 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. The Company will adopt the provisions of this Statement, which are only of a disclosure nature, effective January 1, 1998.

2. SECURITIES

  The amortized cost, gross unrealized gains and losses and fair values of securities are summarized as follows (in thousands):

                               AMORTIZED      GROSS             GROSS        FAIR
                                 COST    UNREALIZED GAINS UNREALIZED LOSSES  VALUE
                               --------- ---------------- ----------------- -------
     AVAILABLE-FOR-SALE:
     December 31, 1997
       U.S. Government agency
        securities...........   $46,251        $147             $(25)       $46,373
                                =======        ====             ====        =======
     December 31, 1996
       U.S. Government agency
        securities...........   $36,037        $ 90             $226        $35,901
                                =======        ====             ====        =======
     HELD-TO-MATURITY:
     December 31, 1996
       U.S. Government agency
        notes: Federal Home
        Loan Bank............   $ 6,498        $  1             $(11)       $ 6,488
                                =======        ====             ====        =======

  The maturity of securities is as follows (in thousands):

                                  DECEMBER 31, 1997         DECEMBER 31, 1996
                              ------------------------- -------------------------
                              AMORTIZED COST FAIR VALUE AMORTIZED COST FAIR VALUE
                              -------------- ---------- -------------- ----------
     AVAILABLE-FOR-SALE:
     Term to maturity
       Due after one year
        through five years...    $36,262      $36,363      $21,665      $21,654
       Due after five years
        through ten years....      9,989       10,010       14,372       14,247
                                 -------      -------      -------      -------
         Total...............    $46,251      $46,373      $36,037      $35,901
                                 =======      =======      =======      =======
     HELD-TO-MATURITY:
     Term to maturity
       Due one year or less..    $   --       $   --       $ 5,498      $ 5,498
       Due after five years
        through ten years....        --           --         1,000          990
                                 -------      -------      -------      -------
         Total...............        --           --       $ 6,498      $ 6,488
                                 =======      =======      =======      =======

  Proceeds from the sales of securities available-for-sale were $7.0 million for the year ended December 31, 1997 and resulted in gross realized gains of $66 thousand and no realized losses. Proceeds from the sales of securities available-for-sale were $52.8 million for the year ended December 31, 1996 and resulted in gross realized gains of $768 thousand and gross realized losses of $8 thousand. Proceeds from the sales of securities available-for-sale were $26.6 million for the nine months ended December 31, 1995 and resulted in gross realized gains of $55 thousand. There were no sales of securities held-to-maturity during the years ended December 31, 1997 or 1996 or for the nine months ended December 31, 1995.

                           AVONDALE FINANCIAL CORP.

  As of December 31, 1997 and 1996, the Company held structured notes with an amortized cost of $16.8 and $20.9 million, respectively, and fair value of $16.8 and $20.7 million, respectively. These securities were issued by the Federal Home Loan Bank (FHLB) and Student Loan Marketing Association (SLMA). The structured notes are comprised primarily of securities which have coupon interest rates which "step up" periodically during the term to maturity.

  At December 31, 1996, securities with an amortized cost of $15.4 million and a fair value of $15.2 million were pledged to secure borrowings.

3. MORTGAGE-BACKED SECURITIES

  The amortized cost, gross unrealized gains and losses and fair values of mortgage-backed securities are summarized as follows (in thousands):

                          AMORTIZED      GROSS             GROSS         FAIR
                            COST    UNREALIZED GAINS UNREALIZED LOSSES  VALUE
                          --------- ---------------- ----------------- --------
AVAILABLE-FOR SALE:
December 31, 1997:
  Collateralized Mortgage
   Obligations:
   Government and Agency. $  5,546       $   17            $(104)      $  5,459
   Private Issuer........   17,951           14             (129)        17,836
  GNMA Certificates......   51,874          520              (60)        52,334
  FHLMC Certificates.....    2,960          --              (101)         2,859
  FNMA Certificates......    2,150            3              (20)         2,133
                          --------       ------            -----       --------
    Total................ $ 80,481       $  554            $(414)      $ 80,621
                          ========       ======            =====       ========
December 31, 1996:
  Collateralized Mortgage
   Obligations:
   Government and Agency. $  6,357       $    6            $(222)      $  6,141
   Private Issuer........   21,105           24             (516)        20,613
  GNMA Certificates......  103,551          984              --         104,535
  FHLMC Certificates.....    2,780          --               (44)         2,736
  FNMA Certificates......    2,421            2              (30)         2,393
                          --------       ------            -----       --------
    Total................ $136,214       $1,016            $(812)      $136,418
                          ========       ======            =====       ========
HELD-TO-MATURITY:
December 31, 1997:
  Private Issuer
   Collateralized
   Mortgage Obligations.. $ 36,313       $  110            $(486)      $ 35,937
  GNMA Certificates......    2,393          113              --           2,506
  FHLMC Certificates.....      835           20              --             855
  FNMA Certificates......   14,178           61              (86)        14,153
                          --------       ------            -----       --------
    Total................ $ 53,719       $  304            $(572)      $ 53,451
                          ========       ======            =====       ========
December 31, 1996:
  Private Issuer
   Collateralized
   Mortgage Obligations.. $ 41,605       $  166            $(260)      $ 41,511
  GNMA Certificates......    3,007          110              --           3,117
  FHLMC Certificates.....    1,036           22              --           1,058
  FNMA Certificates......   15,790           59             (148)        15,701
                          --------       ------            -----       --------
    Total................ $ 61,438       $  357            $(408)      $ 61,387
                          ========       ======            =====       ========

                           AVONDALE FINANCIAL CORP.

  Proceeds from the sale of mortgage-backed securities available for sale were $63.1 million for the year ended December 31, 1997 and resulted in gross gains of $1.1 million and no realized losses. Proceeds from the sale of mortgage-backed securities available for sale were $265.9 million for the year ended December 31, 1996 and resulted in gross gains of $2.2 million and gross realized losses of $481 thousand. Proceeds from the sale of mortgage-backed securities available for sale were $122.0 million for the nine months ended December 31, 1995 and resulted in gross realized gains of $1.0 million and gross realized losses of $29 thousand. There were no sales of mortgage-backed securities held-to-maturity during the years ended December 31, 1997 or 1996, or for the nine months ended December 31, 1995.

  At December 31, 1997 and December 31, 1996, mortgage-backed securities with an amortized cost of $30.9 and $133.1 million, respectively, were pledged to secure borrowings.

  Mortgage-backed securities are comprised of pass-through certificates representing interests in pools of fixed and variable interest rate single family mortgage loans originated for terms of 15, 30, or 40 years. However, very few of these loans have historically remained outstanding for their entire term and management anticipates similar prepayments will occur in the future. Generally, scheduled repayments gradually reduce the outstanding balance until the underlying property is sold and the loan paid off. Collateralized Mortgage Obligations consist of AAA, AA, A and BBB rated instruments which are purchased with initial expected maturities of three to seven years.

  As of December 31, 1997 and 1996, the Company had no outstanding commitments to purchase mortgage-backed securities.

4. LOANS

  Loans are summarized as follows (in thousands):

                                DECEMBER 31, PERCENTAGE DECEMBER 31, PERCENTAGE
                                    1997      OF TOTAL      1996      OF TOTAL
                                ------------ ---------- ------------ ----------
Mortgage loans:
  Equity lines of credit.......   $116,587      47.10%    $120,371      36.94%
  One to four family...........     82,610      33.37      101,066      31.02
  Multi-family.................     22,709       9.17       23,765       7.29
  Construction or development..      1,076       0.43        2,191       0.67
                                  --------     ------     --------     ------
Total mortgage loans...........    222,982      90.07      247,393      75.92
Consumer loans.................     24,546       9.93       78,434      24.08
                                  --------     ------     --------     ------
Gross loans....................    247,528     100.00%     325,827     100.00%
                                  ========     ======     ========     ======
Less:
  Unearned discounts on loans
   purchased...................         (9)                    (19)
  Deferred loan fees, net......     (1,274)                 (1,300)
  Allowance for loan losses....     (6,303)                 (7,208)
                                  --------                --------
  Loans, net...................   $239,942                $317,300
                                  ========                ========

  At December 31, 1997, home equity loans held for sale totaled $52.7 million. There were no home equity loans held for sale at December 31, 1996.

  At December 31, 1997, and 1996 one to four family mortgage loans included $5.7 and $6.4 million, respectively, of loans secured by non-owner occupied properties.

  Equity lines of credit consist of first and second mortgage liens on both owner occupied and non-owner occupied properties which generally have interest tied to the prime rate, maturities of 5 to 10 years and require

                           AVONDALE FINANCIAL CORP.

interest-only monthly payments until maturity. Outstanding equity lines of credit and unused equity lines of credit are summarized as follows (in thousands):

                                             DECEMBER 31, 1997 DECEMBER 31, 1996
                                             ----------------- -----------------
      Outstanding lines of credit:
        First lien owner occupied...........     $ 15,474          $ 18,363
        First lien non-owner occupied.......          972             2,062
                                                 --------          --------
          Total first lien..................       16,446            20,425
                                                 --------          --------
        Second lien owner occupied..........       93,425            90,273
        Second lien non-owner occupied......          531               652
                                                 --------          --------
          Total second lien.................       93,956            90,925
                                                 ========          ========
        Third lien owner occupied...........        6,185             9,021
                                                 --------          --------
          Total equity lines of credit......     $116,587          $120,371
                                                 ========          ========
      Unused lines outstanding:
        First lien..........................     $ 13,634          $ 17,053
        Second lien.........................       40,436            51,081
        Third lien..........................        2,188             2,527
                                                 --------          --------
          Total unused lines of credit......     $ 56,258          $ 70,661
                                                 ========          ========

  The Company has both adjustable and fixed rate loans. At December 31, 1997, adjustable interest rate loans totaled $131.5 million and fixed rate loans totaled $95.6 million. At December 31, 1996, adjustable interest rate loans totaled $214.1 million and fixed rate loans totaled $111.8 million. All adjustable interest rate loans reset annually or more frequently. The adjustable rate loans have interest adjustment caps and are generally indexed to the prime rate. Market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

  Loans outstanding to directors and executive officers aggregated $232 thousand at December 31, 1997 and $542 thousand at December 31, 1996. Additionally, there were no unused lines of credit to directors and executive officers at December 31, 1997 or 1996. Such loans are made on substantially the same terms as those for other customers.

  The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and unused lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.

  Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

                                                 AT DECEMBER 31, AT DECEMBER 31,
                                                      1997            1996
                                                 --------------- ---------------
      Unused home equity lines of credit........    $ 56,258        $ 70,661
      Unused private label credit lines.........         --          129,327
      Commitments to originate mortgage loans...      56,572          46,015
                                                    --------        --------
          Total.................................    $112,830        $246,003
                                                    ========        ========

                           AVONDALE FINANCIAL CORP.

  As of December 31, 1997, the Company had commitments totaling $428 thousand to originate fixed rate mortgage loans. As of December 31, 1996, the Company had no commitments to originate fixed rate mortgage loans.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness and the amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon such evaluation. Collateral required by the Company generally includes single and multi-family residential properties and income-producing commercial real estate properties.

  Mortgage loans serviced for others are not included in the accompanying statements of consolidated financial condition. Servicing loans for others generally consists of collecting mortgage payments, administering escrow accounts, remitting payments to investors and foreclosure processing. Loan servicing income is recorded as a component of securitization income on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers. These amounts totaled $817 thousand and $127 thousand for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996 the Company serviced loans for the benefit of others with aggregate unpaid principal balances of $224.7 and $75.4 million, respectively.

5. ALLOWANCES FOR LOAN LOSSES

  Activity in the allowance for loan losses are summarized as follows (in thousands):

                               YEAR ENDED        YEAR ENDED     NINE MONTHS ENDED
                            DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995
                            ----------------- ----------------- -----------------
   Balance, beginning of
    period.................     $  7,208           $3,460            $2,796
   Provision for loan
    losses.................       26,527            4,293             1,150
   Charge-offs.............      (27,946)            (754)             (502)
   Recoveries..............        1,699              209                16
   Reserves on loans sold..         (774)             --                --
   Other, net..............         (411)             --                --
                                --------           ------            ------
   Balance, end of period..     $  6,303           $7,208            $3,460
                                ========           ======            ======

  The balance of non-accrual loans at December 31, 1997 and 1996 was approximately $6.2 and $5.3 million, respectively. The interest income that would have been recorded under the original terms of such loans during the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995 was $617, $264 and $265 thousand, respectively. During the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995 the amounts that were included in interest income on such loans were $242, $389 and $90 thousand, respectively.

6. SECURITIZATIONS

  During the years ended December 31, 1997 and 1996, the Company securitized and sold $170.3 million and $74.7 million, respectively, of its home equity lines of credit to investors with limited recourse, retaining the servicing rights to the underlying loans. The Company retained a participation interest in the investor trust, reflecting the excess of the total amount of loans transferred to the trust over the portion represented by certificates sold to investors. The initial participation interests retained in the equity line of credit trusts totaled $3.5 million for the two 1997 securitizations and $1.5 million for the securitization completed in 1996 and are

                           AVONDALE FINANCIAL CORP.

included in loans in the Company's statement of financial condition. The 1997 transactions were treated as sales in accordance with SFAS 125. In conjunction with these transactions, the Company recorded interest-only strips (I/O strips) of $17.8 million and $5.9 million at December 31, 1997 and 1996, respectively. The Company also recorded net gains in 1997 and 1996 of $7.9 and $3.3 million, respectively, which represents the present value of estimated future cash flows reduced by the over-the-life recourse reserves and other transaction related expenses.

  The following table presents information regarding loan sale transactions for the periods indicated (dollar amounts in thousands):

                                               YEAR ENDED        YEAR ENDED
                                            DECEMBER 31, 1997 DECEMBER 31, 1996
                                            ----------------- -----------------
   Home equity lines of credit sold........   $    170,312      $     74,784
   Weighted-average coupon.................          13.06%            12.23%
   Weighted-average investor pass-through
    rate...................................    LIBOR + .24%      LIBOR + .19%
   Net loan sale gains.....................   $      7,943      $      3,307

  The following tables provide certain contractual delinquency information with the respect to the Company's home equity lines of credit serviced, by year of origination, as of the dates indicated:

                                                   AT DECEMBER 31, 1997
                                              ----------------------------------
                                                            DELINQUENCY
   YEAR OF                                             -------------------------
   ORIGINATION                                BALANCE  30-59  60-89  90+   TOTAL
   -----------                                -------- -----  -----  ----  -----
   1995...................................... $ 22,735 7.61%  0.76%  2.37% 10.74%
   1996......................................   97,368 8.23   1.85   2.85  12.93
   1997......................................  104,989 4.02   1.58   0.80   6.40
                                              -------- ----   ----   ----  -----
       Total................................. $225,092 6.20%  1.62%  1.84%  9.66%
                                              ======== ====   ====   ====  =====
                                                   AT DECEMBER 31, 1997
                                              ----------------------------------
                                                            DELINQUENCY
   YEAR OF                                             -------------------------
   ORIGINATION                                BALANCE  30-59  60-89  90+   TOTAL
   -----------                                -------- -----  -----  ----  -----
   1995...................................... $ 25,022 8.27%  1.99%  0.48% 10.74%
   1996......................................   51,808 7.80   1.26   1.27  10.33
                                              -------- ----   ----   ----  -----
       Total................................. $ 76,830 7.96%  1.50%  1.01% 10.47%
                                              ======== ====   ====   ====  =====

7. OFFICE PROPERTIES AND EQUIPMENT

  Office properties and equipment are summarized as follows (in thousands):

                                                AT DECEMBER 31, AT DECEMBER 31,
                                                     1997            1996
                                                --------------- ---------------
   Land........................................     $   607         $   607
   Buildings...................................       2,233           2,228
   Leasehold improvements......................       2,079           1,838
   Furniture and equipment.....................       6,226           3,741
                                                    -------         -------
                                                     11,145           8,414
   Less allowances for depreciation &
    amortization...............................      (5,881)         (4,539)
                                                    -------         -------
       Total...................................     $ 5,264         $ 3,875
                                                    =======         =======

                           AVONDALE FINANCIAL CORP.

8. OTHER REAL ESTATE OWNED (OREO)

  Other real estate owned, which was acquired through foreclosure, was $1.1 million and $270 thousand at December 31, 1997 and 1996, respectively. Real estate owned consists primarily of one to four family residences.

  Real Estate owned income (expense) is summarized as follows (in thousands):

                              YEAR ENDED        YEAR ENDED     NINE MONTHS ENDED
                           DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995
                           ----------------- ----------------- -----------------
   Gain on sales of OREO..       $ 347             $ 256             $ 38
   Loss on sales of OREO..         --               (107)              (2)
   Other expenses.........        (145)             (184)             (60)
                                 -----             -----             ----
       Other real estate
        owned income
        (expense), net....       $ 202             $ (35)            $(24)
                                 =====             =====             ====

9. ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows (in thousands):

                                                 AT DECEMBER 31, AT DECEMBER 31,
                                                      1997            1996
                                                 --------------- ---------------
      Loans....................................      $4,733          $2,997
      Receivable from trust....................       3,278           1,855
      Securities available-for-sale............         603             473
      Mortgage-backed securities available-for-
       sale....................................         414             898
      Securities held-to-maturity..............         --              108
      Mortgage-backed securities held-to-
       maturity................................         423             565
                                                     ------          ------
          Total................................      $9,451          $6,896
                                                     ======          ======

10. DEPOSITS

  Deposit accounts are summarized as follows (dollars in thousands):

                               AT DECEMBER 31, 1997             AT DECEMBER 31, 1996
                         -------------------------------- --------------------------------
                           WEIGHTED                         WEIGHTED
                           AVERAGE             PERCENTAGE   AVERAGE             PERCENTAGE
                         NOMINAL RATE BALANCE   OF TOTAL  NOMINAL RATE BALANCE   OF TOTAL
                         ------------ -------- ---------- ------------ -------- ----------
Demand accounts:
  Non-interest bearing
   demand accounts......     0.00%     $ 6,571     1.65%      0.00%     $ 5,876     1.78%
  NOW accounts..........     1.97        9,972     2.51       1.98        9,303     2.81
  Money market accounts.     4.12       43,587    10.98       3.95       50,416    15.25
                             ----     --------   ------       ----     --------   ------
    Total demand........     3.31       60,130    15.14       3.32       65,595    19.84
Passbook and statement
 accounts of deposits ..     3.61       82,535    20.78       3.38       74,099    22.41
                             ----     --------   ------       ----     --------   ------
Certificate accounts:
  Six months or less....     5.13       40,297    10.15       5.09       51,606    15.61
  Six months to one
   year.................     6.00       87,060    21.92       5.70       83,921    25.38
  One to three years....     6.11      114,627    28.87       6.02       53,694    16.24
  Three to five years...     6.51       12,461     3.14       6.29        1,740      .52
                             ----     --------   ------       ----     --------   ------
  Total certificates of
   deposit .............     5.94      254,445    64.07       5.64      190,961    57.75
                             ----     --------   ------       ----     --------   ------
    Total Deposits......     5.06%    $397,110   100.00%      4.67%    $330,655   100.00%
                             ====     ========   ======       ====     ========   ======

                           AVONDALE FINANCIAL CORP.

  Certificates of deposit in excess of $100,000 at December 31, 1997 and December 31, 1996 totaled $31.9 and $19.6 million, respectively. Deposits in excess of $100,000 are not insured by the F.D.I.C.

  Maturities of certificate accounts at December 31, 1997 are summarized as follows (in thousands):

      Maturing:
        Within 12 months.............................................. $209,716
        Beyond 12 months but within 24 months.........................   20,611
        Beyond 24 months but within 36 months.........................   10,079
        Beyond 36 months..............................................   14,039
                                                                       --------
          Total....................................................... $254,445
                                                                       ========

  Interest expense on deposits consists of the following (in thousands):

                                  YEAR ENDED        YEAR ENDED     NINE MONTHS ENDED
                               DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995
                               ----------------- ----------------- -----------------
      NOW accounts............      $   184           $   189           $   141
      Money market accounts...        1,948             2,554             2,802
      Passbook accounts.......        2,813             2,135             1,362
      Certificate accounts....       13,831             9,717             7,576
                                    -------           -------           -------
          Total...............      $18,776           $14,595           $11,881
                                    =======           =======           =======

11. ADVANCES FROM THE FEDERAL HOME LOAN BANK

  Advances from the Federal Home Loan Bank of Chicago are summarized as follows (in thousands):

                                     DECEMBER 31, 1997             DECEMBER 31, 1996
                               ----------------------------- -----------------------------
                                         WEIGHTED   YEAR OF            WEIGHTED   YEAR OF
                               BALANCE AVERAGE RATE MATURITY BALANCE AVERAGE RATE MATURITY
                               ------- ------------ -------- ------- ------------ --------
      Fixed rate:.............                               $25,000     6.79%      1997
                               $   803     2.50%      2003       803     2.50       2003
      Variable rate:..........  85,000     5.83       1998    10,000     5.69       1997
                                 5,000     6.00       2000    55,000     5.64       1998
                               -------     ----              -------     ----
          Total............... $90,803     5.81%             $90,803     5.93%
                               =======     ====              =======     ====

  The Company has pledged its stock in the Federal Home Loan Bank of Chicago as collateral for the advances from Federal Home Loan Bank of Chicago. In addition the Company is required to maintain certain qualifying first mortgage loans or mortgage-backed securities in an amount equal to at least 170 percent of the outstanding advances.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

  There were no securities sold under agreements to repurchase or other borrowings at December 31, 1997.

  Securities sold under agreements to repurchase at December 31, 1996 are summarized as follows (in thousands):

                                              CARRYING  FAIR      REPURCHASE
                                               AMOUNT   VALUE  LIABILITY AMOUNT
                                              -------- ------- ----------------
      Mortgage-backed securities............. $65,097  $65,615     $60,451
      Government agencies....................   9,373    9,327       8,695
                                              -------  -------     -------
          Total.............................. $74,470  $74,942     $69,146
                                              =======  =======     =======

                           AVONDALE FINANCIAL CORP.

  Other borrowings, which consist of Federal Funds purchased, totaled $32.0 million at December 31, 1996.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on estimated fair value amounts.

                                                DECEMBER 31,     DECEMBER 31,
                                                    1997             1996
                                              ---------------- ----------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               AMOUNT   VALUE   AMOUNT   VALUE
                                              -------- ------- -------- -------
                                                       (IN THOUSANDS)
ASSETS:
Cash and due from depository institutions.... $ 6,630  $ 6,630 $ 8,334  $ 8,334
Interest-bearing deposits....................  60,891   60,891     740      740
Securities available-for-sale................  46,373   46,373  35,901   35,901
Securities held-to-maturity..................     --       --    6,498    6,488
Mortgage-backed securities available-for-
 sale........................................  80,621   80,621 136,418  136,418
Mortgage-backed securities held-to-maturity..  53,719   53,451  61,438   61,387
Loans........................................ 239,942  245,346 317,300  320,229
I/O strips...................................  17,791   17,791   7,926    7,926
Federal Home Loan Bank stock.................   4,540    4,540   4,790    4,790
LIABILITIES:
Deposits..................................... 397,110  397,469 330,655  331,378
Advances from the Federal Home Loan Bank.....  90,803   90,670  90,803   90,713
Securities sold under agreements to
 repurchase..................................     --       --   69,146   69,101
Other borrowings.............................     --       --   32,000   32,000

  The fair value of financial instruments was determined as follows:

  CASH AND DUE FROM DEPOSITORY INSTITUTIONS, INTEREST-BEARING DEPOSITS AND FHLB STOCK--For cash and due from depository institutions, interest-bearing deposits and FHLB stock, the carrying amount approximates fair value due to the liquid nature of the assets.

  SECURITIES AVAILABLE-FOR-SALE AND SECURITIES HELD-TO-MATURITY--For securities available-for-sale and securities held-to-maturity, fair values are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted prices for similar securities.

  MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY--For mortgage-backed securities available-for-sale, fair values are based on quoted prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted prices for similar securities, adjusted for any differences in credit ratings or maturities.

  LOANS AND LOANS HELD FOR SALE--For certain homogeneous categories of loans, such as fixed rate residential mortgages, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For adjustable rate mortgages, the carrying amount less a reserve for losses approximates fair value.

                           AVONDALE FINANCIAL CORP.

  I/O STRIPS--For I/O strips, cash flows are projected over the life of the securitized loans using prepayment, delinquency, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. These cash flows are then discounted using an interest rate that a purchaser unrelated to the seller of such financial instruments would demand.

  DEPOSITS--Fair value of demand deposits, savings accounts, and certain money market deposits approximates carrying value. The fair value of fixed maturity certificates of deposits is estimated by discounting future cash flows using the rates offered for deposits of similar remaining maturities at the respective valuation dates.

  ADVANCES FROM THE FEDERAL HOME LOAN BANK--The fair value of advances from the Federal Home Loan Bank is based on borrowings with similar terms.

  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS--The fair value of securities sold under agreements to repurchase and other borrowings is based on quoted market prices for similar borrowings.

15. COMMITMENTS AND CONTINGENCIES

  The Company leases office space for certain of its branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

                                               GROSS RENTS SUBLEASE RENTS  NET
                                               ----------- -------------- ------
      1998....................................   $1,910        $  486     $1,424
      1999....................................    1,898           505      1,393
      2000....................................    1,907           514      1,393
      2001....................................    1,054           114        940
      2002 and thereafter.....................      769           --         769
                                                 ------        ------     ------
          Total...............................   $7,538        $1,619     $5,919
                                                 ======        ======     ======

  Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain of these leases also provide for increased rental payments based on increases in the Consumer Price Index.

  Gross rental expense for the years ended December 31, 1997 and 1996, and for the nine months ended December 31, 1995, amounted to $2.2, $1.6 and $1.1 million, respectively.

  In the ordinary course of business, there are various legal proceedings pending against the Company. Management believes the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the financial position of the Company. However, as the ultimate resolution of these proceedings is influenced by factors outside of the Company's control, it is reasonably possible that the Company's estimated liability under these proceedings could change. Management believes its reserves for such matters are adequate as of December 31, 1997.

16. CAPITAL STANDARDS

  The Bank is subject to certain regulatory capital requirements administered by the various federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank

                           AVONDALE FINANCIAL CORP.

must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject at December 31, 1997 and 1996.

  The Bank's regulatory capital at December 31, 1997 and 1996 is presented below. There were no deductions from capital for interest rate risk.

                                                                    TO BE WELL
                                                                   CAPITALIZED
                                                                   UNDER PROMPT
                                                                    CORRECTIVE
                                                  FOR CAPITAL         ACTION
                                    ACTUAL     ADEQUACY PURPOSES    PROVISIONS
                                 ------------  ------------------  ------------
                                 AMOUNT RATIO   AMOUNT    RATIO    AMOUNT RATIO
                                 ------ -----  --------- --------  ------ -----
                                        (DOLLAR AMOUNTS IN THOUSANDS)
As of December 31, 1997:
  Total capital (to risk-
   weighted assets)............. 48,767 16.89%    23,104    8.00%  28,881 10.00%
  Tier 1 capital (to risk-
   weighted assets)............. 45,078  8.33     23,069    4.00   32,459  6.00
  Tier 1 capital (to average
   assets)...................... 45,078  7.35     24,536    4.00   30,670  5.00
As of December 31, 1996:
  Total capital (to risk-
   weighted assets)............. 63,088 18.99     26,581    8.00   33,226 10.00
  Tier 1 capital (to risk-
   weighted assets)............. 58,897 17.57     13,290    4.00   19,936  6.00
  Tier 1 capital (to average
   assets)...................... 58,897  9.89     23,820    4.00   29,777  5.00

17. EMPLOYEE BENEFIT PLANS

  The Bank has a profit-sharing plan that covers substantially all of the Bank's employees. Prior to January 1, 1995, the plan provided for contributions by the Bank in amounts as declared by the Board of Directors to a maximum of 15 percent of the participant's compensation and, for voluntary employee contributions, to a maximum of ten percent of each participant's compensation. Effective January 1, 1995, the Board of Directors of the Bank adopted a resolution to amend the profit-sharing plan to incorporate a 401(k) feature, which includes an employer matching contribution. For 1997 and 1996 the Bank contributed 50% of an employee's contribution up to 2% of salary and 25% of an employee's contributions for the next 4% of salary, with a maximum Bank contribution of $500. The employer contribution was made for employees and officers below the title of senior vice president. Compensation expense for the Bank's contribution was $61 thousand for the year ended December 31, 1997 and $14 thousand for the year ended December 31, 1996. The Bank's contribution expense was $17 thousand for the nine months ended December 31, 1995.

  Effective February 1, 1995, the Board of Directors of the Bank adopted a deferred compensation plan whereby directors and executive officers may elect to defer receipt of fees and other compensation otherwise payable for services as a director or executive officer in accordance with the provisions of the plan. As of December 31, 1997, 1996 and 1995, there were $348 thousand, $337 thousand and $167 thousand, respectively of fees or compensation deferred in this plan. In addition, beginning in 1996, Directors are required to receive a portion of their fee in shares of Avondale Financial Corp. common stock. Stock received may also be deposited in the deferred compensation plan. As of December 31, 1997 and 1996, 5,796 and 4,800 shares of common stock, respectively, were deposited into the deferred plan.

                           AVONDALE FINANCIAL CORP.

1997 OMNIBUS INCENTIVE PLAN

  During 1997 the Company's stockholders approved the 1997 Omnibus Incentive Plan ("Omnibus Plan"). The Omnibus Plan replaces the 1995 Stock Option and Incentive Plan and the Recognition and Retention Plan and authorizes the issuance of up to 350,000 shares of the Company's common stock, including the granting of nonqualified stock options, stock appreciation rights and restricted stock. Subject to the terms and provisions of the Omnibus Plan, stock-based awards may be granted to directors or employees as determined by the Compensation Policy Committee of the Board of Directors ("the Committee"). The Committee has discretion in determining the number and type of awards granted to each recipient. Vesting periods for awards are also at the discretion of the Committee. No compensation expense was recorded upon issuance of the stock options under the Omnibus Plan, since the exercise option price was equal to or greater than the market value at the respective dates of the grants.

1995 STOCK OPTION AND INCENTIVE PLAN

  Prior to adoption of the Omnibus Plan, the Company awarded certain incentive pay under the terms of the 1995 Stock Option and Incentive Plan (the "Incentive Plan"). The Incentive Plan authorized the issuance of up to 423,200 shares of the Company's common stock, including the granting of non-qualified and qualified stock options, stock appreciation rights and limited stock appreciation rights. Subject to the terms and provisions of the Incentive Plan, stock options were granted to directors or employees as determined by the Compensation Policy Committee of the Board of Directors. All options vest over a five-year period. No compensation expense was recorded upon issuance of the stock options, since the exercise option price was equal to the market value at the respective dates of the grants.

  The tables on the following page summarize stock-based compensation options and their related weighted average grant-date fair values for the years ended December 31, 1997 and 1996:

                           AVONDALE FINANCIAL CORP.

                                        YEAR ENDED             YEAR ENDED
                                     DECEMBER 31, 1997      DECEMBER 31, 1996
                                   ---------------------- ----------------------
                                               WEIGHTED               WEIGHTED
                                    OPTION     AVERAGE     OPTION     AVERAGE
                                    SHARES   STRIKE PRICE  SHARES   STRIKE PRICE
                                   --------  ------------ --------  ------------
All stock options:
Balance, beginning of period......  354,909    $14.345     337,389    $14.375
  Granted.........................  166,262     16.098      26,020     13.962
  Exercised.......................   (7,903)    14.375         --         --
  Forfeited....................... (119,232)    14.291      (8,500)    14.375
                                   --------               --------
Balance, end of period............  394,036    $15.086     354,909    $14.345
                                   ========    =======    ========    =======
Options exercisable...............   98,014    $14.498      66,078    $14.375
                                   ========    =======    ========    =======
                                       1997 OMNIBUS       1995 STOCK OPTION AND
                                      INCENTIVE PLAN         INCENTIVE PLAN
                                   ---------------------- ----------------------
                                               WEIGHTED               WEIGHTED
                                    OPTION     AVERAGE     OPTION     AVERAGE
                                    SHARES   STRIKE PRICE  SHARES   STRIKE PRICE
                                   --------  ------------ --------  ------------
Balance, December 31, 1995........      --         --      337,389    $14.375
1996 Activity:
  Granted.........................                          26,020     13.962
  Exercised.......................                             --         --
  Forfeited.......................                          (8,500)    14.375
                                                          --------
Balance, December 31, 1996........      --         --      354,909    $14.345
                                                          --------    -------
1997 Activity:
  Granted.........................  163,262    $16.099       3,000     16.063
  Exercised.......................       --         --     ( 7,903)    14.375
  Forfeited.......................   (7,770)    14.375    (111,462)    14.285
                                   --------               --------
Balance, December 31, 1997........  155,492    $16.186     238,544    $14.369
                                   ========    =======    ========    =======
Options exercisable...............    7,000    $16.250      91,014    $14.363
                                   ========    =======    ========    =======

  The weighted average fair value of stock options granted during 1997 was $4.72, $4.65 and $8.19 for all stock options, Omnibus Plan options and Incentive Plan options, respectively. The weighted average fair value of stock options granted during 1996 was $7.04. The fair value of options that were granted during 1997 and 1996 was determined using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model:

   VARIABLE                          1997 WEIGHTED-AVERAGE 1996 WEIGHTED-AVERAGE
   --------                          --------------------- ---------------------
Risk-free interest rate.............          5.96%                 6.56%
Expected volatility.................         25.27                 18.46
Expected Life.......................          5.09 years           10.00 years
Expected dividends..................        $  --                 $  --

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-based Compensation. The accounting method for stock-based compensation provided in the Statement, in particular for stock options, differs from APB Opinion No. 25, under which most of the accounting requirements for stock-based compensation were previously contained. The measurement and recognition provisions of the statement became effective in 1996. An entity that continues to apply Opinion 25 is required to provide pro forma net income and earnings per share, as if the accounting method in SFAS 123 had been used for stock-based compensation costs. The Company has decided not to adopt the measurement recognition provisions of SFAS 123.

                           AVONDALE FINANCIAL CORP.

  Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share after the effect of income taxes would have been reduced to the following pro forma amounts (rounded to the nearest thousand except per share data):

                                 YEAR ENDED    YEAR ENDED   NINE MONTHS ENDED
                                DEC. 31, 1997 DEC. 31, 1996   DEC. 31, 1995
                                ------------- ------------- -----------------
Net income:         As reported   $(12,482)      $4,216          $2,777
                    Pro forma      (12,808)       3,594           2,662
Basic earnings per
 share:             As reported   $  (3.59)      $ 1.13          $ 0.69
                    Pro forma        (3.69)        0.97            0.66

RECOGNITION AND RETENTION PLAN

  During 1995, the Company's stockholders approved the Recognition and Retention Plan (the "RRP") which authorized the issuance of up to 169,280 shares of the Company's common stock as restricted stock. Subject to the terms and provisions of the RRP, restricted stock was granted to employees as determined by the Compensation Policy Committee of the Board of Directors.

  At December 31, 1995, 162,568 restricted stock shares had been awarded under the terms of the RRP. Recipients have all of the rights of stockholders, except that the shares cannot be disposed of until certain restrictions have lapsed. On the date of the grant, the market price of the shares was added to common stock and capital surplus and an equal amount was deducted from stockholders' equity (unearned portion of restricted stock awards). The unearned portion is being amortized to expense over the five-year vesting period using the straight-line method.

  During 1996, under the terms of the RRP, 2,250 additional shares of stock were awarded. Also during 1996, 9,000 shares were canceled. During 1997, 7,700 additional shares were granted under the terms of the RRP. Also during 1997, 55,499 shares were canceled.

  Amortization of the unearned portion of restricted stock awards was approximately $170, $930 and $177 thousand for the years ending December 31, 1997 and 1996 and for the nine months ended December 31, 1995, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

  In conjunction with the Plan of Conversion converting the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank established an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP was established for all employees that are 21 or older and have completed one year of service with the Company. The ESOP borrowed approximately $3.0 million from the Company to purchase 296,240 shares of the common stock of the Company that was issued in the conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of seven years. Collateral for the loan is the common stock purchased for the ESOP. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in an account for allocation among participants as the loan is repaid. Contributions to the ESOP and the shares released are allocated among participants on the basis of compensation in the year of allocation. Benefits vest over a five year period.

  Vesting in the ESOP is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability, or separation from service. As the Company's annual contributions

                           AVONDALE FINANCIAL CORP.

are discretionary, benefits payable under the ESOP cannot be estimated. The Company recorded $670, $604 and $586 thousand of ESOP compensation expense for the years ended December 31, 1997 and 1996 and for the nine months ended December 31, 1995, respectively.

18. RESERVE FOR RESTRUCTURING

  During 1993, the Company performed a comprehensive analysis of its operating performance. As a result of this analysis, the Company commenced a major business restructuring which necessitated a provision to establish a reserve of $8.5 million to the March 31, 1993 financial statements. This restructuring focused on three major areas. First, the restructuring of personnel levels at a cost of approximately $1.3 million was completed during the fiscal year ended March 31, 1994. Second, the Company restructured the employee compensation and benefits programs; including a curtailment loss from the termination of the Company's pension plan of approximately $.7 million which was paid out during the fiscal year ended March 31, 1994. Third, it was determined that the Company had significant excess office space. Consequently, the Company plans to relocate all business functions from its 20 North Clark Street, Chicago, Illinois location with the exception of the retail banking space to other facilities. Approximately $6.5 million of the above restructuring charge represented the cost of this relocation, including $6.0 million write-off of the estimated value of the leased space to be abandoned and $.5 million write-off of leasehold improvements, which will not result in any significant cash expenditures beyond the Company's current lease commitments. The Company has been relocating business functions as office space becomes subleased.

  As of December 31, 1997, 1996 and 1995, $5.8, $4.7 and $2.8 million, respectively, has been charged to the restructuring accrual.

19. INCOME TAXES

  The provision for income taxes consists of the following (in thousands):

                                                                   NINE MONTHS
                                          YEAR ENDED   YEAR ENDED     ENDED
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
      Current...........................   $(4,151)      $1,937       $1,574
      Deferred..........................    (3,044)         415          210
                                           -------       ------       ------
        Total income tax provision
         (benefit)......................   $(7,195)      $2,352       $1,784
                                           =======       ======       ======

  The difference between recorded income taxes and the amount computed at the statutory Federal income tax rates are as follows:

                                  YEAR ENDED        YEAR ENDED     NINE MONTHS ENDED
                               DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995
                               ----------------- ----------------- -----------------
      Statutory rate..........       34.00%            34.00%            34.00%
      State income taxes......        1.88              1.94              0.60
      Other...................         .69             (0.13)             4.50
                                     -----             -----             -----
        Effective income tax
         rate.................       36.57%            35.81%            39.10%
                                     =====             =====             =====

  Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes, and (b) net operating loss and tax credit carryforwards. The tax effects of items comprising the Company's deferred tax assets and deferred tax liabilities are as follows (in thousands):

                           AVONDALE FINANCIAL CORP.

                                      AT DECEMBER 31, 1997 AT DECEMBER 31, 1996
                                      -------------------- --------------------
      Deferred tax assets:
        Allowance for loan losses....        $2,089               $2,623
        Restructuring................         1,061                1,610
        Depreciation.................           193                  247
        Federal net operating loss
         carryforward................         4,502                  --
        State net operating loss
         carryforward................           335                  --
        Other........................           504                  695
                                             ------               ------
        Subtotal.....................         8,684                5,175
        Less: valuation allowance....           --                  (464)
                                             ------               ------
          Total deferred tax assets..         8,684                4,711
                                             ------               ------
      Deferred tax liabilities:
        Securitization gains.........        (2,004)              (1,290)
        FHLB stock...................          (178)                (196)
        Accretion on securities......          (493)                (482)
        Unrealized gains on
         securities available-for-
         sale........................          (102)                 (21)
                                             ------               ------
        Other........................          (243)                 (21)
                                             ------               ------
          Total deferred tax
           liabilities...............        (3,020)              (2,010)
                                             ------               ------
          Net deferred tax assets....        $5,664               $2,701
                                             ======               ======

  The valuation reserve of $464 thousand at December 31, 1996 related primarily to the potential inability of the Company to fully utilize the reversal of certain of the temporary differences for state income tax purposes.

  The Company is permitted under the Internal Revenue Code (the "Code") to deduct from taxable income a provision for bad debts which differs from the provisions for such losses recognized in the consolidated statements of operations. Accordingly, retained earnings at December 31, 1997 included approximately $5.1 million for which no provision for deferred income taxes has been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, Federal income taxes will be imposed at the then applicable rates.

20. PARENT COMPANY STATEMENTS

  Presented below are the condensed statements of financial condition and statements of income and cash flows for Avondale Financial Corp.

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                       AT DECEMBER 31, 1997 AT DECEMBER 31, 1996
                                       -------------------- --------------------
                                                    (IN THOUSANDS)
      Cash and due from banks........        $    50              $ 1,047
      Investment in subs.............         45,230               59,857
      Income taxes receivable........            173                  173
      Prepaid expense & other assets.            516                  388
                                             -------              -------
          Total assets...............        $45,969              $61,465
                                             =======              =======
      Other liabilities..............        $     6              $   576
      Stockholders' equity...........         45,963               60,889
                                             -------              -------
          Total liabilities and
           equity....................        $45,969              $61,465
                                             =======              =======

                            AVONDALE FINANCIAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


                         CONDENSED STATEMENTS OF INCOME

                                          FOR THE YEAR ENDED FOR THE YEAR ENDED
                                          DECEMBER 31, 1997  DECEMBER 31, 1996
                                          ------------------ ------------------
                                                     (IN THOUSANDS)
      Dividends from bank subsidiary.....      $  2,768            $5,034
      Interest income....................           126               202
                                               --------            ------
          Total operating income.........         2,894             5,236
      Operating expenses.................           630             1,262
      Income tax expense (benefit).......           --               (371)
                                               --------            ------
      Income before equity in
       undistributed earnings of
       subsidiaries......................         2,264             4,345
      Equity in undistributed earnings
       (loss) of subsidiaries............       (14,746)             (129)
                                               --------            ------
          Net income (loss)..............      $(12,482)           $4,216
                                               ========            ======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                          FOR THE YEAR ENDED FOR THE YEAR ENDED
                                          DECEMBER 31, 1997  DECEMBER 31, 1996
                                          ------------------ ------------------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................       $(12,482)          $  4,216
Adjustments to reconcile net income
 (loss) to net cash flows from operating
 activities:
  Net change in:
    Prepaid expenses and other assets...           (128)               242
    Other liabilities...................           (570)               420
    Income taxes receivable.............            --                (173)
                                               --------           --------
Net cash flows provided (used) by
 operating activities...................        (13,180)             4,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities,
 net....................................            --               5,477
Dividends from Avondale Federal Savings
 Bank...................................          2,768              5,034
Change in equity in Avondale Federal
 Savings Bank...........................         11,859             (4,620)
                                               --------           --------
Net cash flows provided by investing
 activities.............................         14,627              5,891
                                               --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional paid-in capital..............            337                181
ESOP common stock committed to be
 released...............................            423                423
Amortization of unearned restricted
 stock..................................            169                930
Change in unrealized gains on available-
 for-sale securities....................            119             (1,280)
Purchase of treasury stock..............         (3,492)           (10,496)
                                               --------           --------
Net cash flows used in financing
 activities.............................         (2,444)           (10,242)
                                               --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS...       $   (997)          $    354
                                               ========           ========
Cash and cash equivalents:
Beginning of period.....................       $  1,047           $    693
                                               --------           --------
End of period...........................       $     50           $  1,047
                                               ========           ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors--The information with respect to Directors of the Registrant, set forth under the caption "Directors and Executive Management" on pages 3 and 4 of the Registrant's Proxy Statement, dated March 13, 1998, relating to the May 12, 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

  Executive Officers--The information with respect to "Executive Officers of the Registrant" set forth under the caption "Executive Officers" on page 4 of the Registrant's Proxy Statement, dated March 13, 1998, relating to the May 12, 1998 Annual Meeting of stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth under the caption "Executive Compensation" and "Summary Compensation Table" on pages 5 and 6 of the Registrant's Proxy Statement, dated March 13, 1998, relating to the May 12, 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Voting Securities and Certain Holders Thereof" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 13, 1998, relating to the May 12, 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Certain Transactions" on page 11 of the Registrant's Proxy Statement, dated March 13, 1998, relating to the May 12, 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS:

  See "Part II--Item 8. Financial Statements and Supplementary Data"

  (b) REPORTS ON FORM 8-K:

  No Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 1997.

  (c) EXHIBITS:

                                                               SEQUENTIAL PAGE
                                               REFERENCE TO     NUMBER WHERE
     REGULATION                                PRIOR FILING   ATTACHED EXHIBITS
        S-K                                     OR EXHIBIT       ARE LOCATED
      EXHIBIT                                     NUMBER      IN THIS FORM 10-K
       NUMBER             DOCUMENT            ATTACHED HERETO      REPORT
     ---------- ---------------------------   --------------- -----------------
       2        Plan of acquisition,
                reorganization,
                arrangement, liquidation or
                succession                         None        Not applicable
       3(i)     Articles of Incorporation
                of the Company                    ******       Not applicable
       3(ii)    Bylaws of the Company             ******       Not applicable
       4        Instruments defining the
                rights of security holders,
                including indentures                 *         Not applicable
       9        Voting trust agreement             None        Not applicable
      10        Material contracts:
                (a)  Employment Agreement
                     with Robert S.
                     Engelman, Jr.                  **         Not applicable
                (b)  Severance Pay
                     Agreement with Anthony
                     Pallante II                    **         Not applicable
                (d)  Severance Pay
                     Agreement with Howard
                     A. Jaffe                     ******       Not applicable
                (f)  1995 Stock Option and
                     Incentive Plan                 ***        Not applicable
                (g)  Recognition and
                     Retention Plan                ****        Not applicable
                (h)  Unfunded Deferred
                     Compensation Plan for
                     Directors and
                     Executive Officers           ******       Not applicable
                (i)  Omnibus Plan                 ******       Not applicable
                (j)  SERP Agreement               ******       Not applicable
      11        Statement re: computation     See Item 8. Financial Statements
                of per share earnings                        and
                                                Supplementary Data Footnote 1
      12        Statements re: computation
                of ratios                      Not required    Not applicable
      13        Annual Report to security
                holders                            None        Not applicable
      16        Letter re: change in
                certifying accountant              *****       Not applicable
      19        Previously unfiled
                documents                          None        Not applicable
      21        Subsidiaries of the
                registrant                          21         Not applicable
      22        Published report regarding
                matters submitted to vote
                of security holders                None        Not applicable
      24        Power of Attorney              Not required    Not applicable
      27        Financial data schedule        Not required    Not applicable
      28        Information from reports
                furnished to state
                insurance regulatory
                authorities                    Not required    Not applicable
      99        Additional Exhibits                None        Not applicable

--------
* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended (the "Securities Act"), filed with the Securities and Exchange Commission (the "SEC") on June 27, 1994 (Registration No. 33-80774), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Form 10-K for the fiscal year ended March 31, 1995, under the Securities Exchange Act of 1934, filed with the SEC on June 29, 1995, and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*** Filed as exhibit to the Company's Registration Statement on Form S-8 under the Securities Act, filed with the SEC on November 11, 1995 (Registration No. 33-98860), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
**** Filed as exhibit to the Company's Registration statement on Form S-8 under the Securities Act, filed with the SEC on November 11, 1995 (Registration No. 33-98862), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***** Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 26, 1995, as amended.
****** Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, under the Securities Exchange Act of 1934, filed with the SEC on March 27, 1997, and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED, ON THIS 16TH DAY OF MARCH 1998.

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

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. EACH DIRECTOR OF THE REGISTRANT, WHOSE SIGNATURE APPEARS BELOW, HEREBY APPOINTS ROBERT S. ENGELMAN, JR. AND HOWARD A. JAFFE AND EACH OF THEM SEVERALLY, AS HIS ATTORNEY-IN-FACT, TO SIGN IN HIS NAME AND ON HIS BEHALF, AS A DIRECTOR OF THE REGISTRANT, AND TO FILE WITH THE COMMISSION ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, ON THIS THE 16TH DAY OF MARCH 1998.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


           /s/ R. Thomas Eiff                                Director
___________________________________________
              R. Thomas Eiff

      /s/ Robert S. Engelman, Jr.                            Director
___________________________________________
          Robert S. Engelman, Jr.

       /s/ Arthur L. Knight, Jr.                             Director
___________________________________________
           Arthur L. Knight, Jr.

         /s/ Jameson A. Baxter                               Director
___________________________________________
             Jameson A. Baxter

         /s/ Sandra P. Guthman                               Director
___________________________________________
             Sandra P. Guthman

        /s/ Peter G. Krivkovich                              Director
___________________________________________
            Peter G. Krivkovich

          /s/ Hipolito Roldan                                Director
___________________________________________
              Hipolito Roldan

         /s/ Robert A. Winslow                               Director
___________________________________________
             Robert A. Winslow


                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                 EXHIBIT INDEX

 EXHIBITS                                                                  PAGES
 --------                                                                  -----
    21    Subsidiares of the Registrant..................................   --