Form 10-Q
period 1998-03-31
AVONDALE FINANCIAL CORP
filed 1998-05-12
CIK 908143

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1998

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


     There were issued and outstanding 3,175,066 shares of the Registrant's common stock as of May 8, 1998.

================================================================================

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                 MARCH 31, 1998


                                     INDEX
                                     -----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated condensed balance sheets at March 31, 1998, December 31, 1997 and
           March 31, 1997                                                                                         3

           Consolidated condensed statements of income for the three months ended March 31, 1998
           and 1997                                                                                           4 - 5

           Consolidated condensed statements of cash flows for the three months ended March 31, 1998
           and 1997                                                                                           6 - 7

           Notes to consolidated condensed financial statements                                               8 - 9

Item 2.    Managements discussion and analysis of financial condition and results of operations             10 - 14

PART II.   OTHER INFORMATION

           Calculation of earnings per share                                                                     15

           Signatures                                                                                            16

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited--March 31)
                                                                            At              At              At
                                                                         March 31,     December 31,      March 31,
                                                                           1998            1998            1997
                                                                      --------------   -----------     ------------
                                                                         (In thousands except per share data)
                      ASSETS
                      ------
Cash and due from banks..............................................   $   10,654      $    6,630         $ 11,917
Interest-bearing deposits............................................       94,533          60,891              997
                                                                         ---------      ----------         --------
     Total cash and cash equivalents.................................      105,187          67,521           12,914
Securities available-for-sale--At fair value (amortized cost
 Mar. 31, 1998--$70,382; Dec. 31, 1997--$46,251 and Mar. 31,
 1997--$35,822)......................................................       70,438          46,373           35,270
Securities held-to-maturity--At amortized cost (fair value Mar. 31,
 1997--$969).........................................................          --               --            1,000
Mortgage-backed securities available-for-sale--At fair value
 (amortized cost Mar. 31, 1998--$75,979; Dec. 31, 1997--$80,481
 and Mar. 31, 1997--$131,487)........................................       75,915          80,621          130,909
Mortgage-backed securities held-to-maturity--At amortized cost (fair value Mar. 31, 1998--$51,291; Dec. 31, 1997--$53,451
 and Mar.  31, 1997--$59,056)........................................       51,536          53,719           59,631
Loans held for sale--At cost.........................................       73,387          52,688               --
Loans................................................................      179,236         193,557          383,117
Less: Allowance for loan losses......................................       (5,834)         (6,303)         (20,501)
                                                                         ---------      ----------         --------
     Loans, net......................................................      246,789         239,942          362,616
Federal Home Loan Bank  stock--at cost...............................        8,040           4,540            4,790
Office buildings and equipment, net..................................        5,117           5,264            3,599
Other real estate owned, net.........................................          852           1,105              270
Accrued interest receivable..........................................        9,693           9,451            6,573
Interest-only securities and other assets............................       23,454          23,392            9,588
Income taxes receivable..............................................        3,866           3,866               --
Deferred income tax..................................................        5,771           5,664            7,931
                                                                        ----------      ----------         --------
     Total assets....................................................     $606,658      $  541,458         $635,447
                                                                        ==========      ==========         ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Deposits.............................................................   $  390,432      $  397,110         $360,676
Advances from the Federal Home Loan Bank.............................      160,803          90,803           90,803
Securities sold under agreements to repurchase.......................           --              --           85,900
Other borrowings.....................................................           --              --           33,000
Advance payments by  borrowers for
   taxes and  insurance..............................................          405             564              443
Accrued interest payable.............................................        3,285           3,086            2,184
Income taxes payable.................................................           98              --              783
Other liabilities....................................................        5,515           3,932            9,199
                                                                        ----------      ----------         --------
     Total liabilities...............................................      560,538         495,495          582,988
                                                                        ----------      ----------         --------

Stockholders Equity:
Common stock ($.01 par:  10,000,000 shares authorized, 3,323,566 shares issued an outstanding, at Mar. 31, 1998 and Dec. 31, 1997
 and 3,525,325 issued and outstanding at Mar. 31, 1997)..............           44              44               44
Capital surplus......................................................       43,536          43,536           43,108
Retained earnings....................................................       18,754          18,549           23,452
Treasury stock, at cost..............................................      (13,988)        (13,988)         (10,611)
Accumulated other comprehensive income...............................          (13)            152             (698)
 (loss), net of tax of ($3) at March 31, 1998;
 $102 at Dec. 31, 1997 and ($442) at Mar. 31, 1997
Common stock acquired by ESOP........................................       (1,270)         (1,270)          (1,693)
Unearned portion of restricted stock awards..........................         (943)         (1,060)          (1,143)
                                                                        ----------      ----------         --------
     Total stockholders' equity......................................       46,120          45,963           52,459
                                                                        ----------      ----------         --------
     Total liabilities and  stockholders' equity.....................   $  606,658      $  541,458         $635,477
                                                                        ==========      ==========         ========


                  The accompanying notes are an integral part
             of these Consolidated Condensed Financial Statements.

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                  For the Three Months Ended
                                                                  --------------------------
                                                            Mar. 31, 1998              Mar. 31, 1997
                                                            -------------              -------------
                                                              (In thousands except per share data)
Interest income:
  Loans                                                        $    6,723                 $    9,741
  Securities                                                          951                        600
  Mortgage-backed securities                                        2,158                      3,128
  Other                                                             1,354                        215
                                                               ----------                 ----------
     Total interest income                                         11,186                     13,684
Interest expense:
  Deposits                                                          4,882                      4,113
  Advances from the Federal Home Loan Bank                          1,731                      1,311
  Securities sold under agreements to repurchase                       --                        988
  Other borrowings                                                     --                        445
                                                               ----------                 ----------
     Total interest expense                                         6,613                      6,857
Net interest income                                                 4,573                      6,827
     Provision for loan losses                                        826                     14,514
                                                               ----------                 ----------
     Net interest income after provision for loan losses            3,747                     (7,687)
Non-interest income:
  Net security gains                                                  269                         11
  Securitization income                                               551                        190
  Loan fees                                                         1,071                      1,024
  Fees for other customer services                                    125                        277
  Other operating income                                              125                        114
                                                               ----------                 ----------
     Total non-interest income                                      2,141                      1,616
Non-interest expense:
  Salaries and employee benefits                                    2,553                      2,182
  Occupancy and equipment expenses, net                               678                        504
  Federal deposit insurance premiums                                   63                         67
  Advertising and public relations                                    116                        194
  Data processing                                                     603                        768
  Real estate owned expense (income), net                             (41)                         5
  Legal and professional                                              457                        203
  Other operating expenses                                          1,129                      1,853
                                                               ----------                 ----------
     Total non-interest expense                                     5,558                      5,776
Income (loss) before income taxes                                     330                    (11,847)
Provision (benefit) for income taxes                                  124                     (4,268)
                                                               ----------                 ----------
Net income (loss)                                                     206                      (7,579)
                                                               ----------                 ----------

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME - Continued
(Unaudited)

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                              Mar. 31, 1998           Mar. 31, 1997
                                                              -------------           -------------
                                                               (In thousands except per share data)
Other comprehensive loss:
 Unrealized losses on securities, net of tax of ($199) at
  March 31, 1998 and ($443) at March 31, 1997                          (333)                   (738)
 Less: Reclassification adjustments for gains included
  in net income, net of tax of $101 at March 31, 1998
  and $4 at March 31, 1997                                              168                       7
                                                                 ----------              ----------
Other comprehensive loss                                               (165)                   (731)
                                                                 ----------              ----------
Comprehensive income (loss)                                      $       41              $   (8,310)
                                                                 ==========              ==========
Per common share:
Basic earnings (loss) per common share                           $      .06              $    (2.15)
Diluted earnings (loss) per common share                         $      .06              $    (2.15)
Weighted average common shares outstanding                        3,323,566               3,529,418

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                             For the Three Months Ended
                                                                           ------------------------------
                                                                           Mar. 31, 1998    Mar. 31, 1997
                                                                           -------------    -------------
                                                                                   (In thousands)
Cash flows from operating activities:
  Net income (loss)                                                        $       206      $    (7,579)
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation                                                                   388              277
    Accretion, net                                                                 (73)             (68)
    Provision for loan losses                                                      826           14,514
    Provision for deferred income taxes                                             --           (4,766)
    Net gain on sales of securities available-for-sale                            (269)             (11)
    Net gains on sales of real estate owned                                        (61)              --
    Net change in:
     Interest-only strips and other assets                                         208              822
     Accrued interest receivable                                                  (243)             323
     Income taxes payable                                                           98              331
     Accrued interest payable                                                      199              (28)
     Other liabilities                                                           1,581              534
                                                                           -------------    ------------
  Net cash flows provided by (used in) operating activities                      2,860      $     4,349
                                                                           -------------    ------------
Cash flows from investing activities:
  Proceeds from maturities of investment securities
   held-to-maturity                                                        $        --      $     5,500
  Purchases of Federal Home Loan Bank stock                                     (3,500)              --
  Proceeds from sales of securities available-for-sale                          12,191               --
  Proceeds from sales of mortgage-backed securities available-
   for-sale                                                                         --            1,830
  Purchases of securities available-for-sale                                   (38,245)              --
  Purchases of mortgage-backed securities available-
   for-sale                                                                         --              (67)
  Principal collected on mortgage-backed securities
   held-to-maturity                                                              2,230            1,859
  Principal collected on mortgage-backed securities available-
   for-sale                                                                      4,494            2,983
  Principal collected on securities available-for-sale                           1,957              226
  Net increase in loans                                                         (7,981)         (59,830)
  Proceeds from sales of real estate owned                                         621               --
  Expenditures for office properties and equipment                                (241)            (357)
                                                                           -------------    ------------
  Net cash flows used in investing activities                                  (28,474)         (47,856)
                                                                           -------------    ------------

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Continued
(Unaudited)

                                                                                        For the Three Months Ended
                                                                                      ------------------------------
                                                                                      Mar. 31, 1998    Mar. 31, 1997
                                                                                      -------------    -------------
                                                                                              (In thousands)
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                 $   (6,678)      $    30,021
  Net decrease in advance payments by borrowers for taxes and
   Insurance                                                                                (159)             (488)
  Net increase in securities sold under agreement to repurchase                               --            16,753
  Net increase in other borrowings                                                            --             1,000
  Proceeds from Federal Home Loan Bank advances                                           100,000            5,000
  Repayment of Federal Home Loan Bank advances                                            (30,000)          (5,000)
  Proceeds from exercise of stock options                                                      --               90
  Amortization of unearned restricted stock                                                   117               86
  Purchase of treasury stock                                                                   --             (115)
                                                                                      -----------      -----------
  Net cash flows provided by financing activities                                          63,280           47,347
                                                                                      -----------      -----------
Increase in cash and cash equivalents                                                 $    37,666      $     3,840
Cash and cash equivalents -- beginning of period                                           67,521            9,074
                                                                                      -----------      -----------
Cash and cash equivalents -- end of period                                            $   105,187      $    12,914
                                                                                      -----------      -----------

Supplemental cash flow information:
 Interest paid                                                                        $     6,414      $     5,804
 Income taxes paid                                                                             --              425


The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                           AVONDALE FINANCIAL CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The unaudited consolidated condensed financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and industry practice. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes the disclosures made in the condensed consolidated financial statements are adequate so that the financial statements are not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report.

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

2. REGULATORY CAPITAL

     The Company's subsidiary, Avondale Federal Savings Bank (the "Bank"), is subject to certain regulatory capital requirements administered by the various federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject at March 31, 1998.

     The Bank's regulatory capital at March 31, 1998 is presented below. There were no deductions from capital for interest rate risk.

                                                                       For Capital
(Dollar amounts in thousands)                      Actual          Adequacy Purposes
                                            -------------------   --------------------
                                             Amount     Ratio      Amount      Ratio
                                            --------  ---------   ----------  --------
Total capital (to risk-weighted assets)      $48,477     15.49%      $24,717     8.00%
Tier 1 capital (to risk-weighted assets)      44,542      7.02        25,363     4.00
Tier 1 capital (to average assets)            44,542      7.65        23,290     4.00

                           AVONDALE FINANCIAL CORP.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of financial statements. SFAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. This Statement is effective for fiscal years beginning after December 15, 1997. Companies are also required to report comparative totals for comprehensive income in interim reports. The provisions of this Statement, which are of a disclosure nature, are included in the accompanying consolidated condensed statements of income.

     In June 1997, the FASB adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. This Statement also requires descriptive information about the way the operating segments were determined. The provisions of SFAS 131 are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS 131 does not need to be applied to interim statements in the initial year of application but such comparative information will be required in interim statements for the second year. Comparative information for earlier years must be restated in the initial year of application. The Company will present the required disclosures pursuant to this statement beginning with the full year financial statements for the year ended December 31, 1998.

     There are no regulatory issues outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     The following is a discussion and analysis of Avondale Financial Corp's financial position and results of operations and should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The Company became the holding company for Avondale Federal Savings Bank (the "Bank") as of April 3, 1995.

     The Company's results of operations are dependent upon its net interest income, which is the difference between interest income on its interest-earnings assets and interest expense on its interest-bearing liabilities. The Company's results of operations are also affected by the provision for loan losses and the level of non-interest income and expense. Non-interest income had historically consisted primarily of service charges and other fees. Beginning in 1996 the Company began securitizing and selling loans, thereby increasing non-interest income as a result of gains on sales and servicing fees for the securitized loans. Securitizations have the effect of shifting interest income that would have been recognized to the securitization income line of the income statement. The Company also realized gains on sales of securities as the Company continues to manage its securities portfolio. Non-interest expense includes salaries and employee benefits, foreclosed real estate expenses, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

     The operating results of the Company are also affected by general economic conditions, the monetary and fiscal policies of federal agencies and the policies of agencies that regulate financial institutions. Avondale's cost of funds is influenced by interest rates on competing investments and market interest rates. Lending activities are influenced by the demand for real estate and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand and the availability of funds for lending activities.

     Results of Operations and Year 2000 Compliance

     The Company had net income of $206 thousand in the first quarter of 1998 compared with a loss of $7.6 million for the quarter ended March 31, 1997. The Company recorded a special $13 million pretax loan loss provision related to its private label credit card portfolio in the year-ago quarter. 1998 first quarter net income benefited from a pretax gain on the sale of mortgage-backed securities of $269 thousand. Net interest income decreased 33% to $4.6 million in the quarter compared to $6.8 million in the prior year's first quarter due primarily to lower levels of receivables resulting from securitization activity and the sale of substantially all of the Company's private label credit card portfolio. During 1997, $170.3 million of home equity line of credit receivables were securitized.

     Non-interest income increased $524 thousand to $2.1 million for the quarter ended March 31, 1998 compared to the previous year, primarily due to the gain on sale of mortgage-backed securities mentioned above and an increase in securitization income of $361 thousand. Offsetting the increases in security gains and securitization income, other customer fees decreased from $277 thousand in 1997 to $125 thousand in the first quarter of 1998.

     Non-interest expense decreased slightly from $5.8 million in the first quarter of 1997 to $5.6 million in the 1998 first quarter. Higher personnel and occupancy cost due to continued investment in the Company's home equity line of credit business as well as the building of a first mortgage origination platform were offset by lower private label credit card personnel, collection and handling costs. 1998 non-interest expense was reduced by an adjustment to previously established restructuring reserves. The Company reassessed its remaining restructuring reserves and adjusted them in light of current and anticipated circumstances relating to leases on certain facilities. As a result, the Company's restructuring reserve and other operating expenses were reduced.

     A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. The Company has developed a plan for itself and its third party service providers to ensure year 2000 compliance. The financial impact to the Company of such compliance is not anticipated by management to be material to the financial position, results of operations or cash flow of the Company.

     Net Interest Margin

             TABLE 1--AVERAGE BALANCES, INTEREST RATES AND YIELDS
                            (Dollars in thousands)

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

                                               For the Three Months Ended                 For the Three Months Ended
                                                     March 31, 1998                             March 31, 1997
                                              ---------------------------                 ---------------------------

                                         Average        Quarterly        Yield/        Average      Quarterly     Yield/
                                         Balance        Interest          Cost         Balance      Interest       Cost
                                        ----------     -----------      --------      ---------     ---------    --------
Assets:
Interest earning assets:
     Loans............................... $250,157        $  6,723        10.75%      $354,184        $ 9,741      11.00%
     Investment securities...............  148,878           2,305         6.19         43,347            816       7.53
     Mortgage-backed securities..........  131,764           2,158         6.55        195,031          3,127       6.41
                                          --------        --------                    --------        -------
       Total interest-earning assets.....  530,799          11,186         8.43        592,562         13,684       9.24
                                          --------        --------                                    -------
Non interest-earning assets..............   51,002                                      23,913
                                          --------                                    --------
           Total assets.................. $581,801                                    $616,475
                                          ========                                    ========

Liabilities and Retained Earnings:
Interest-bearing liabilities:
          Deposits....................... $388,093           4,882         5.03       $324,468          4,113       4.80
          Advances from Federal Home
           Loan Bank.....................  131,817           1,731         5.25         89,836          1,311       5.84
          Securities sold under
           repurchase Agreements.........       --              --           --         71,028            988       5.56
          Other borrowings...............       --              --           --         33,145            445       5.37
                                          --------        --------                    --------        -------
           Total interest-bearing
            liabilities..................  519,910           6,613         5.09        536,477          6,857       5.11
                                                          --------                                    -------
Non-interest bearing deposits............    7,610                                       6,237
Other liabilities........................    7,812                                      11,638
                                          --------                                    --------
           Total liabilities.............  535,332                                     554,352
Stockholders' equity.....................   46,469                                      62,123
                                          --------                                    --------
           Total liabilities and
           stockholders' Equity.......... $581,801                                    $616,475
                                          ========                                    ========
Net interest income/Interest rate spread.                 $  4,573         3.34%                      $ 6,827       4.12%
                                                          ========       ======                       =======      =====
Net interest-earning assets/net interest
 margin.................................. $ 10,889                         3.45%      $ 56,085                      4.61%
                                          ========                       ======       ========                     =====
Ratio of interest-earning assets to
 interest bearing liabilities............  102.09%                                     110.45%
                                          =======                                     =======

     The Company's net interest income totaled $4.6 million for the quarter, compared to $6.8 million for the year-ago quarter, a decrease of 33%. Average loan balances were $250.2 million with an average yield of 10.75% for the 1998 quarter, compared to average loan balances of $354.2 million and an average yield of 11.00% for the year-ago quarter. Investment and mortgage-backed securities average balances increased $42.3 million for the 1998 first quarter compared to the 1997 first quarter, with an average yield of 6.36% and 6.62% in the 1998 and 1997 first quarters, respectively. Average earning assets were $530.8 million for the quarter ended March 31, 1998 compared to $592.6 million for the prior year's quarter. At March 31, 1998 and 1997, the Company's consumer loan portfolio totaled $252.6 million and $383.1 million, respectively. The decrease in the owned portfolio is primarily the result of the 1997 securitizations and the sale of substantially all of the Company's private label credit card portfolio. Securitized loans serviced for others were $209.1 million and $73.7 million at March 31, 1998 and 1997, respectively.

     1998 first quarter average deposits were $388.1 million with an average cost of 5.03%, compared to $342.5 million and an average cost of 4.80% for the year-ago quarter. The increase in the cost of funds reflects the change in the deposit mix, with certificates of deposit increasing to 63.6% of total deposits, compared to 61.3% in the year-ago quarter. Average interest-bearing liabilities were $519.9 million during the 1998 first quarter compared to $536.5 million for the year-ago period. The net interest margin for the quarter was 3.45%, compared to 4.61% for the first quarter of 1997.

             TABLE 2--RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated (in thousands). Information is provided in each category with respect to (i) changes attributable to changes in volume, (ii) changes attributable to changes in rate and (iii) the total changes. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume.


                                                     Three Months Ended March 31, 1998
                                                   vs Three Months Ended March 31, 1997
                                                        Increase (Decrease) Due to
                                                 -----------------------------------------
                                                   Volume            Rate          Total
                                                 -----------       -------       --------
Interest income:

  Loans receivable                               $    (2,796)      $   (222)    $  (3,018)

  Investment securities                                1,634           (144)        1,490

  Mortgage-backed securities                          (1,036)            66          (970)
                                                 ------------      --------     ----------
          Total interest income                        2,198           (300)       (2,498)
                                                 ------------      --------     ----------

Interest expense:

  Deposits                                               574            195           769

  Advances from the Federal Home Loan Bank               551           (131)          420

  Securities sold under agreements to repurchase        (445)            --          (445)

  Other borrowed money                                  (988)            --          (988)
                                                 ------------      --------     ----------
          Total interest expense                        (308)            64          (244)
                                                 ------------      --------     ----------
               Net interest income               $    (1,890)      $   (364)    $  (2,254)
                                                 ============      ========     ==========

Provision for loan loss

A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):


                                      Three Months Ended March 31
                                     -----------------------------
                                          1998           1997
                                     --------------  -------------
Balance at January 1                 $       6,303   $      7,208
Provision for loan losses                      826         14,514
Charge-offs                                 (1,382)        (1,272)
Recoveries                                      87             51
                                     -------------   ------------
Balance at March 31                  $       5,834   $     20,501
                                     =============   ============
Loans at March 31                    $     252,623   $    383,117
                                     =============   ============
Ratio of allowance to total loans             2.31%          5.35%
                                              ====           ====

     The Company maintains its allowance for loan losses at a level that is considered by management to be adequate to absorb probable losses on existing loans, based upon an evaluation of collectibility and prior loss experience.
The provision for loan losses decreased from $14.5 million in the first quarter of 1997, to $826 thousand in the most recent quarter. The decrease was primarily due to the combined effects of a special loss provision of $13.0 million in 1997 related to the private label credit card portfolio and lower levels of owned home equity line of credit receivables due to increased securitization activity. The allowance for loan losses was $5.8 million as of March 31, 1998 compared with $6.3 million as of December 31, 1997 and $20.5 million as of March 31, 1997. The allowance for loan losses as a percentage of non-performing loans outstanding was 95.8% at March 31, 1998 and 101.7% and 200.0% as of December 31, 1997 and March 31, 1997, respectively. In addition to the loss reserves for owned loans, the Company maintains over-the-life loan loss reserves associated with securitized loans. These reserves are included as a reduction of interest-only securities and totaled approximately $6.0 million at March 31, 1998 and $6.9 million and $1.9 million at December 31, 1997 and March 31, 1997, respectively.

     Collectibility is assessed by using credit scoring models to project delinquency and charge-offs levels. On a monthly basis, the Company analyzes its home equity loan portfolio along with delinquency expectations and adjusts the level of loan loss provision, loan approval parameters and product pricing.

     Asset Quality

     The following table presents a summary of non-performing assets as of the dates indicated (in thousands):


                                                         At             At
                                                   Mar. 31, 1998  Dec. 31, 1997
                                                   -------------  -------------
          Non-accruing loans:
           Equity lines of credit                      $5,195         $5,159
           One to four family loans                       241            207
           Multi-family                                    --             47
           Consumer loans                                 651            782
                                                       ------         ------
            Total non-performing loans                 $6,087         $6,195
                                                       ======         ======

          Total non-performing loans to total loans      2.41%          2.50%
          Real estate owned                            $  852         $1,105
          Total non-performing assets to total assets    1.14%          1.35%

     Non-performing loans at March 31, 1998 were $6.1 million, compared to $6.2 million at December 31, 1997 and $10.3 million at March 31, 1997. The decrease from the prior year and quarter is due primarily to the sale of substantially all of the Company's private label credit card portfolio in 1997. Non-performing loans were 2.41% of total loans at March 31, 1998 compared to 2.50% of total loans at December 31, 1997 and 2.68% at March 31, 1997.

     Non-interest income

     Non-interest income increased $524 thousand to $2.1 million for the first quarter of 1998 compared to the same period of 1997. The increase in the first quarter of 1998 compared to 1997 was mainly the result of higher securitization income ($361 thousand) and higher gains on sales of securities ($258 thousand), somewhat offset by lower private label credit card and other customer fees ($152 thousand). Securitization income increased from 1997 to 1998 due to the increase in the level of securitized loans serviced for others.

     Non-interest expense

     Non-interest expense decreased $218 thousand to $5.6 million for the first quarter of 1998 compared to $5.8 million for the same period of 1997 due primarily to lower loan-related costs which were mainly attributable to the private label credit card portfolio. Personnel and occupancy expense increased $543 thousand as a result of the Company's continuing investment in its home equity line of credit product and the creation of a credit scored first mortgage origination platform. Data processing expenses in the quarter decreased $166 thousand compared to the first quarter of 1997 due to reduced third party service bureau charges that related to the private label portfolio. Collection expenses also increased from 1997 to 1998 while temporary help, telephone and postage and supplies expense decreased.

     Income Taxes

     The Company's income tax expense was $124 thousand for the three months ended March 31, 1998 compared to an income tax benefit of $4.3 million for the year-ago quarter. The Company's effective tax rate was 37.6% for the three months ended March 31, 1998 and 36.0% for the three months ended March 31, 1997.

     Balance sheet review

     Total assets were $606.7 million at March 31, 1998, compared to $635.5 million at March 31, 1997 and $541.5 million at December 31, 1997. The increase from December 31, 1997 was primarily due to higher levels of short-term investments and government agency securities, as well as increased loan receivables. The decrease from March 31, 1997 was primarily due to the sale of the private label credit card portfolio, the securitization of home equity loans and reduced mortgage-backed securities; somewhat offset by increased short-term investments and government agency securities. Additionally, deposits decreased by approximately $6.7 million to $390.4 million while total liabilities increased $65.0 million to $560.5 million at March 31, 1998 from December 31, 1997. Deposits increased $29.8 million from March 31, 1997 to March 31, 1998 while other borrowings decreased $33.0 million and total liabilities decreased $22.5 million during the same period. Advances from the Federal Home Loan Bank
(FHLB) increased $70.0 million to $160.8 million at March 31, 1998 from $90.8 million at both December 31, 1997 and March 31, 1997. The use of various funding types including securitizations, deposits, FHLB advances, Federal Funds and reverse repurchase agreements reflects the Company's attempt to obtain the most efficient funding source based on current circumstances.

     The leverage capital ratio of 7.34% and the risk-based capital ratio of 15.49% at March 31, 1998 exceed the "well-capitalized" leverage and risk-based capital ratios established by the Office of Thrift Supervision of 5.0% and 10.0%, respectively. The Company's core and risk-based capital ratios were 7.35% and 16.89%, respectively, at December 31, 1997.

     As of March 31, 1998, Avondale's book value per share was $13.88 compared to $13.83 at December 31, 1997 and $14.88 at March 31, 1997.

PART II - OTHER INFORMATION

     The calculation of the Registrant's basic and diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):

              For the three months ended March 31, 1998:
              ------------------------------------------

          Basic earnings per share:
          -------------------------

          Net income                                   $  206

          Average common shares outstanding             3,324

          Common stock equivalents                         --
                                                       ------

          Average basic shares outstanding              3,324

           Basic earnings per share                    $  .06
                                                       ======

          Diluted earnings per share:
          ---------------------------

          Net income                                   $  206

          Average common shares outstanding             3,324

          Common stock equivalents                         21
                                                       ------

          Average diluted shares outstanding            3,345

           Diluted earnings per share                  $  .06
                                                       ======

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 8th day of May 1998.

                                AVONDALE FINANCIAL CORP.
                                (Registrant)

                                By: /s/  Robert S. Engelman, Jr.
                                    ----------------------------
                                    Robert S. Engelman, Jr.

                                    President and Chief Executive Officer

                                    (Principal Executive Officer)


                                By: /s/  Howard A. Jaffe
                                    --------------------
                                    Howard A. Jaffe,

                                    Vice President and Chief Financial Officer

                                    (Principal Financial Officer and Principal

                                    Accounting Officer)