Form 10-Q
period 1998-06-30
AVONDALE FINANCIAL CORP
filed 1998-08-05
CIK 908143

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
   ---
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---                THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 1998

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

   There were issued and outstanding 2,943,566 shares of the Registrant's common stock as of August 5, 1998.

===============================================================================

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1998

                                     INDEX
                                     -----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated condensed balance sheets at June 30, 1998,
           December 31, 1997 and June 30, 1997                                 3

           Consolidated condensed statements of income for the three and
           six months ended June 30, 1998 and 1997                           4-5

           Consolidated condensed statements of cash flows for the six
           months ended June 30, 1998 and 1997                               6-7

           Notes to consolidated condensed financial statements              8-9

Item 2.    Management's discussion and analysis of financial condition
           and results of operations                                       10-15

PART II.   OTHER INFORMATION

           Calculation of earnings per share                                  16

           Signatures                                                         17

PART I -- FINANCIAL INFORMATION

Item 1. -- Financial Statements

AVONDALE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited--June 30)                                                                June 30, 1998  December 31, 1997  June 30, 1997
                                                                                    -------------  -----------------  -------------
                                                                                             (Dollar amounts in thousands)
                                               ASSETS
                                               ------
Cash and due from banks............................................................      $  7,705           $  6,630       $  7,739
Interest-bearing deposits..........................................................        60,112             60,891         11,179
                                                                                         --------           --------       --------
  Total cash and cash equivalents..................................................        67,817             67,521         18,918
Trading securities--At fair value (amortized cost June 30, 1998--$2,000)...........         2,075                 --             --
Securities available-for-sale--At fair value (amortized cost June 30, 1998--$75,175;
 Dec. 31, 1997--$46,251 and June 30, 1997--$33,670)................................        75,252             46,373         33,544
Securities held-to-maturity--At amortized cost (fair value June 30, 1997--$995)....            --                 --          1,000
Mortgage-backed securities available-for-sale--At fair value (amortized cost
 June 30, 1998--$77,032; Dec. 31, 1997--$80,481 and June 30, 1997--$124,202).......        76,960             80,621        124,840
Mortgage-backed securities held-to-maturity--At amortized cost (fair value
 June 30, 1998--$48,533; Dec. 31, 1997--$53,451 and June 30, 1997--$57,657)........        48,733             53,719         57,952
Loans held for sale--at cost.......................................................        28,053             52,688             --
Loans..............................................................................       166,020            193,557        347,925
Less: Allowance for loan losses....................................................        (5,501)            (6,303)       (18,555)
                                                                                         --------           --------       --------
      Loans, net...................................................................       188,572            239,942        329,370
Federal Home Loan Bank stock--at cost..............................................         8,040              4,540          4,540
Office buildings and equipment, net................................................         5,032              5,264          4,453
Other real estate owned, net.......................................................           996              1,105          1,516
Accrued interest receivable........................................................         5,596              6,847          5,368
Interest-only securities and other assets..........................................        31,428             23,392         17,500
Income taxes receivable............................................................         3,866              3,866             --
Deferred income tax................................................................         5,765              5,664          7,290
                                                                                         --------           --------       --------
  Total assets.....................................................................      $520,132           $538,854       $606,291
                                                                                         ========           ========       ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Deposits...........................................................................      $362,734           $397,110       $382,119
Advances from Federal Home Loan Bank...............................................       105,803             90,803         90,803
Securities sold under agreements to repurchase.....................................            --                 --         61,873
Advance payments by borrowers for taxes and insurance..............................           564                564            724
Accrued interest payable...........................................................           464                482          1,357
Income taxes payable...............................................................         1,169                 --          2,021
Other liabilities..................................................................         5,923              3,932         11,996
                                                                                         --------           --------       --------
  Total liabilities................................................................       476,657            492,891        550,893
                                                                                         --------           --------       --------
Stockholders' Equity:
Common stock ($.01 par: 10,000,000 shares authorized, 3,059,566 shares issued and outstanding, at June 30, 1998, 3,323,566 issued and outstanding at Dec. 31, 1997
 and 3,494,545 issued and Outstanding at June 30, 1997)............................            44                 44             44
Capital surplus....................................................................        43,536             43,536         43,108
Retained earnings..................................................................        20,521             18,549         25,737
Treasury stock, at cost............................................................       (18,533)           (13,988)       (11,045)
Accumulated other comprehensive income, net of tax of $2 at June 30, 1998; $102 at
Dec. 31, 1997 and $198 at June 30, 1997............................................             3                152            304
Common stock acquired by ESOP......................................................        (1,270)            (1,270)        (1,693)
Unearned portion of restricted stock awards........................................          (826)            (1,060)        (1,057)
                                                                                         --------            -------       --------
  Total stockholders' equity.......................................................        43,475             45,963         55,398
                                                                                         --------           --------       --------
  Total liabilities and stockholders' equity.......................................      $520,132           $538,854       $606,291
                                                                                         ========           ========       ========

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

AVONDALE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited--June 30)

(In thousands except per share data)

                                             For the Three Months Ended       For the Six Months Ended
                                            -----------------------------  ------------------------------
                                            June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                            --------------  -------------  --------------  --------------
Interest income:
  Loans                                     $        5,960  $      11,003  $       12,684  $       20,744
  Securities                                         1,232            580           2,183           1,180
  Mortgage-backed securities                         1,820          3,084           3,977           6,212
  Other                                                953            216           2,307             431
                                            --------------  -------------  --------------  --------------
      Total interest income                          9,965         14,883          21,151          28,567

Interest expense:
  Deposits                                           4,497          4,593           9,380           8,706
  Advances from the Federal Home Loan Bank           1,541          1,326           3,271           2,637
  Securities sold under agreements to repurchase         -          1,144               -           2,132
  Other borrowings                                       1            302               1             747
                                            --------------  -------------  --------------  --------------
      Total interest expense                         6,039          7,365          12,652          14,222
Net interest income                                  3,926          7,518           8,499          14,345
      Provision for loan losses                        764          3,545           1,590          18,059
                                            --------------  -------------  --------------  --------------
      Net interest income after provision for  loan
       losses                                        3,162          3,973           6,909          (3,714)
Non-interest income:
  Net gains from trading activities                     75              -              75               -
  Net security gains                                     -             64             269              75
  Securitization income                              3,661          4,442           4,212           4,633
  Loan fees                                            836          1,341           1,906           2,364
  Fees for other customer services                     153            103             278             381
  Other operating income                               190            153             316             268
                                            --------------  -------------  --------------  --------------
      Total non-interest income                      4,915          6,103           7,056           7,721
Non-interest expense:
  Salaries and employee benefits                     2,381          2,938           4,934           5,121
  Occupancy and equipment expenses, net                702            602           1,380           1,106
  Federal deposit insurance premiums                    61             56             125             123
  Advertising and public relations                     149            124             266             318
  Data processing                                      462            721           1,065           1,489
  Real estate owned expense (income), net              (44)            42             (85)             47
  Legal and professional                               558            559           1,013             992
  Other operating expenses                           1,018          1,511           2,148           3,134
                                            --------------  -------------  --------------  --------------
      Total non-interest expense                     5,287          6,553          10,846          12,330
Income (loss) before income taxes                    2,790          3,523           3,119          (8,323)
Provision (benefit) for income taxes                 1,024          1,238           1,147          (3,029)
                                            --------------  -------------  --------------  --------------
Net income (loss)                                    1,766          2,285           1,972          (5,294)
                                            --------------  -------------  --------------  --------------

AVONDALE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Continued
(In thousands except per share data)

                                                    For the Three Months Ended         For the Six Months Ended
                                                   -----------------------------     -----------------------------
                                                   June 30, 1998   June 30, 1997     June 30, 1998   June 30, 1997
                                                   -------------   -------------     -------------   -------------
Other comprehensive income (loss):

Unrealized gains on securities, net of tax                   16            962                 19            224

Less: Reclassification adjustments for gains
  included in net income, net of tax                         --             40                168             47
                                                      ---------      ---------          ---------      ---------
      Other comprehensive income (loss)                      16          1,002               (149)           271
                                                      ---------      ---------          ---------      ---------
Comprehensive income (loss)                           $   1,782      $   3,287          $   1,823      $  (5,023)
                                                      ---------      ---------          ---------      ---------
Per common share:

Basic earnings (loss) per common share                $     .56      $     .65          $     .61      $   (1.51)

Diluted earnings (loss) per common share              $     .55      $     .65          $     .60      $   (1.51)

Weighted average common shares outstanding            3,165,077      3,503,734          3,244,613      3,516,438

  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               For the Six Months
                                                                                      Ended
                                                                              ---------------------
                                                                              June 30,    June 30,
                                                                                1998        1997
                                                                              --------    ---------
Cash flows from operating activities:
    Net income (loss)                                                         $  1,972    $  (5,294)
    Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation                                                                 800          577
      Accretion, net                                                              (856)        (162)
      Provision for loan losses                                                  1,590       18,059
      Benefit for deferred income taxes                                           (101)      (4,766)
      Net gain on trading activities                                               (75)          --
      Net gain on sales of mortgage-backed securities available-for-sale          (269)         (75)
      Net gains on sales of loans                                               (3,103)      (4,122)
      Net gains on sales of real estate owned                                     (113)         (22)
      Net change in:
        Interest-only strips and other assets                                   (8,036)      (1,115)
        Accrued interest receivable                                              1,251          940
        Income taxes payable                                                     1,169        1,569
        Accrued interest payable                                                   (18)        (209)
        Other liabilities                                                        1,991        3,331
                                                                              --------    ---------
    Net cash flows provided by (used in) operating activities                   (3,798)       8,711
                                                                              --------    ---------
Cash flows from investing activities:
    Proceeds from maturities of investment securities held-to-maturity        $     --    $   5,500
    Sales of Federal Home Loan Bank stock                                           --          250
    Purchases of Federal Home Loan Bank stock                                   (3,500)          --
    Proceeds from maturities of securities available-for-sale                   19,393        2,431
    Proceeds from sales of mortgage-backed securities available-for-sale        16,918        5,085
    Purchases of trading account securities                                     (2,000)          --
    Purchases of securities available-for-sale                                 (48,433)          --
    Purchases of mortgage-backed securities available-for-sale                 (23,810)         (67)
    Principal collected on mortgage-backed securities held-to-maturity           5,276        3,580
    Principal collected on mortgage-backed securities available-for-sale        11,400        7,075
    Proceeds from securitization and sale of loans                              57,425       79,568
    Net increase in loans                                                       (5,530)    (113,003)
    Proceeds from sales of real estate owned                                     1,210          172
    Expenditures for office properties and equipment                              (568)      (1,155)
                                                                              --------    ---------
    Net cash flows provided by (used in) investing activities                   27,781      (10,564)
                                                                              --------    ---------

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Continued
(Unaudited)

                                                                                For the Six Months Ended
                                                                             -------------------------------
                                                                             June 30, 1998     June 30, 1997
                                                                             -------------     -------------
Cash flows from financing activities:

  Net increase (decrease) in deposits                                          $(34,376)          $ 51,465

  Net decrease in advance payments by borrowers for taxes and insurance              --               (207)

  Net decrease in securities sold under agreement to repurchase                      --             (7,274)

  Net decrease in other borrowings                                                   --            (32,000)

  Proceeds from Federal Home Loan Bank advances                                 100,000              5,000

  Repayment of Federal Home Loan Bank advances                                  (85,000)            (5,000)

  Proceeds from exercise of stock options                                            --                 90

  Amortization of unearned restricted stock                                         234                172

  Purchase of treasury stock                                                     (4,545)              (549)
                                                                               --------           --------
  Net cash flows provided by (used  in) financing activities                    (23,687)            11,697
                                                                               --------           --------
Increase in cash and cash equivalents                                          $    296           $  9,844

Cash and cash equivalents - beginning of period                                  67,521              9,074
                                                                               --------           --------
Cash and cash equivalents - end of period                                      $ 67,817           $ 18,918
                                                                               ========           ========
Supplemental cash flow information:

  Interest paid                                                                $  6,057           $ 14,095

  Income taxes paid                                                                  15                425


  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                           AVONDALE FINANCIAL CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The unaudited consolidated condensed financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     Certain prior period amounts have been reclassified to conform with the current period's presentation.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Leverage capital to adjusted total assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject at June 30, 1998.

     The Bank's regulatory capital at June 30, 1998 is presented below. There were no deductions from capital for interest rate risk.

                                                                             For Capital
      (Dollar amounts in thousands)                         Actual        Adequacy Purposes
                                                            ------        -----------------
                                                        Amount   Ratio    Amount      Ratio
                                                        ------   -----    ------      -----
Leverage capital (to adjusted total assets)             $40,656    7.77%  $20,922     4.00%
Tier 1 risk-based capital (to risk-weighted assets)      40,656   15.16    10,725     4.00
Total risk-based capital (to risk-weighted assets)       44,034   16.42    21,451     8.00

                           AVONDALE FINANCIAL CORP.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of financial statements. SFAS 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with the aggregate amount of comprehensive income reported in that same financial statement. This Statement is effective for fiscal years beginning after December 15, 1997. Companies are also required to report comparative totals for comprehensive income in interim reports. The requirements of this Statement, which are of a disclosure nature, are included in the accompanying consolidated condensed statements of income.

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

     In June 1998, the FASB adopted Statement of Financial Accounting Standard No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 may be implemented as of the beginning of any fiscal quarter after June 30, 1998 but cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

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

     Results of Operations and Year 2000 Compliance

     The Company had net income of $1.8 million in the second quarter of 1998 compared with net income of $2.3 million for the quarter ended June 30, 1997. 1998 second quarter net income benefited from a pretax gain on the securitization of home equity loans of $3.1 million. Net interest income decreased 48% to $3.9 million in the quarter compared to $7.5 million in the prior year's second quarter. The decrease was due primarily to lower receivable balances as a result of 1997 and 1998 home equity loan securitizations and the sale of substantially all of the Company's private label credit card portfolio in the second half of 1997. $61.1 million and $170.3 million of home equity line of credit receivables were securitized and sold during the second quarter of 1998 and during the year ended December 31, 1997, respectively.

     Non-interest income decreased $1.2 million to $4.9 million for the quarter ended June 30, 1998 compared to the second quarter of the previous year. The decrease was primarily due to lower gains on the securitization of home equity loans and lower fees on private label credit cards in 1998, partially offset by increased servicing income from securitized loans.

     Non-interest expense decreased from $6.6 million in the second quarter of 1997 to $5.3 million in the 1998 second quarter. The decrease was due to lower salary and employee benefits expense, reduced data processing expenses, lower collection costs and lower temporary help expense. These expenses were all lower due to the sale of substantially all of the private label credit card portfolio in the second half of 1997.

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

  Net Interest Margin

              TABLE 1--AVERAGE BALANCES, INTEREST RATES AND YIELDS
                             (Dollars in thousands)

     The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates. No tax equivalent adjustments were made. To the extent received, interest on non-accruing loans has been included in the table.

                                      For the Three Months Ended       For the Three Months Ended
                                             June 30, 1998                    June 30, 1997
                                    -----------------------------     ----------------------------
                                     Average   Quarterly   Yield/     Average   Quarterly   Yield/
                                     Balance   Interest     Cost      Balance   Interest     Cost
                                    --------   ---------   ------     -------   ---------   ------
Assets:
Interest earning assets:
 Loans............................  $244,391     $5,960     9.75%     $380,876    $11,003    11.56%
 Investment securities............   138,757      2,185     6.30        42,195        796     7.55
 Mortgage-backed securities.......   113,191      1,820     6.43       186,985      3,084     6.60
                                    --------     ------               --------    -------
       Total interest-earning
        assets....................   496,339      9,965     8.03       610,056     14,883     9.76
Non interest-earning assets.......    51,905     ------                 26,624    -------
                                    --------                          --------
   Total assets...................  $548,244                          $636,680
                                    ========                          ========
Liabilities and Retained Earnings:
Interest-bearing liabilities:
  Deposits........................  $361,864      4,497     4.97      $367,740      4,593     5.00
  Advances from Federal Home Loan
   Bank...........................   125,446      1,541     4.91        90,803      1,326     5.84
  Securities sold under repurchase
   Agreements.....................        --         --       --        81,858      1,144     5.59
  Other borrowings................        38          1    10.53        21,808        302     5.54
                                    --------     ------               --------    -------
   Total interest-bearing
    liabilities...................   487,348      6,039     4.96       562,209      7,365     5.24
                                                 ------                           -------
Non-interest bearing deposits.....    10,448                             5,732
Other liabilities.................     5,920                            13,860
                                    --------                          --------
   Total liabilities..............   503,716                           581,801
Stockholders' equity..............    44,528                            54,879
                                    --------                          --------
   Total liabilities and
    stockholders' Equity..........  $548,244                          $636,680
                                    ========                          ========
Net interest income/Interest rate
 spread...........................               $3,926     3.07%                 $ 7,518     4.52%
                                                 ======    =====                  =======     =====
Net interest-earning assets/net
 interest margin..................  $  8,991                3.16%     $ 47,847                4.93%
                                    ========               =====      ========                =====
Ratio of interest-earning assets
 to interest
 bearing liabilities..............    101.84%                           108.51%
                                      ======                            ======

     The Company's net interest income totaled $3.9 million for the quarter, compared to $7.5 million for the year-ago quarter, a decrease of 48%. Average loan balances were $244.4 million with an average yield of 9.75% for the 1998 quarter, compared to average loan balances of $380.9 million and an average yield of 11.56% for the year-ago quarter. Investment and mortgage-backed securities average balances increased $22.8 million for the 1998 second quarter compared to the 1997 second quarter, with an average yield of 6.36% and 6.77% in the 1998 and 1997 second quarters, respectively. Average earning assets were $496.3 million for the quarter ended June 30, 1998 compared to $610.1 million for the prior year's quarter. The 1998 yield is lower due primarily to a shift in the mix of average owned assets in 1998 resulting from the securitization of higher-yielding home equity loans and the sale of substantially all of the Company's private label credit card portfolio. At June 30, 1998 and 1997, the Company's consumer loan portfolio totaled $194.1 million and $347.9 million, respectively. The decrease in the owned portfolio is primarily the result of the 1998 and 1997 securitizations and the sale of substantially all of the private label credit card portfolio in 1997. Securitized loans serviced for others were $242.6 million and $151.0 million at June 30, 1998 and 1997, respectively.

     Average interest-bearing deposits in the 1998 second quarter were $361.9 million with an average cost of 4.97%, compared to $367.7 million and an average cost of 5.00% for the year-ago quarter. The decrease in the cost of funds reflects the change in the deposit mix, with certificates of deposit decreasing to 60.3% of total deposits, compared to 63.5% in the year-ago quarter. Average interest-bearing liabilities were $487.3 million during the 1998 second quarter compared to $562.2 million for the year-ago period. The net interest margin for the quarter was 3.16%, compared to 4.93% for the second quarter of 1997.



        TABLE 1--AVERAGE BALANCES, INTEREST RATES AND YIELDS - Continued
                             (Dollars in thousands)


                          For the Six Months Ended     For the Six Months Ended
                               June 30, 1998                  June 30, 1997
                               -------------                  -------------

                         Average   Period    Yield/   Average     Period  Yield/
                         Balance  Interest    Cost    Balance   Interest   Cost
                         -------  --------    ----    -------   --------   ----
Assets:
Interest earning assets:
 Loans................. $247,259  $12,684    10.26%   $367,748   $20,744  11.28%
 Investment securities.  143,850    4,490     6.24      40,375     1,612   7.99
 Mortgage-backed
  securities...........  122,422    3,977     6.50     190,988     6,211   6.50
                        --------  -------             --------   -------
  Total interest-
   earning assets......  513,531   21,151     8.24     599,111    28,567   9.54
Non interest-earning               ------                         ------
 assets................   50,025                        27,620
                        --------                      --------
   Total assets........ $563,556                      $626,731
                        ========                      ========


Liabilities and Retained Earnings:
Interest-bearing liabilities:
  Deposits............. $374,943    9,380     5.00    $355,128     8,706   4.90
  Advances from Federal
   Home Loan Bank......  128,607    3,271     5.09      90,306     2,637   5.84
  Securities sold
   under repurchase
   Agreements..........       --       --       --      76,587     2,132   5.57
  Other borrowings.....       19        1    10.53      27,497       747   5.43
                        --------  -------             --------   -------
   Total interest-bearing
    liabilities........  503,569   12,652     5.02     549,518    14,222   5.18
                                  -------                        -------
Non-interest bearing
 deposits..............    8,992                         5,984
Other liabilities......    5,500                        12,748
                        --------                      --------
   Total liabilities...  518,061                       568,250
Stockholders' equity...   45,495                        58,481
                        --------                      --------
   Total liabilities
    and stockholders'
    Equity............. $563,556                      $626,731
                        ========                      ========
Net interest income/
 Interest rate spread..           $ 8,499     3.21%              $14,345   4.36%
                                  =======    =====               =======  =====
Net interest-earning
 assets/net interest
 margin................ $  9,962              3.31%   $49,594              4.79%
                        ========             =====    =======             =====
Ratio of interest-
 earning assets to
 interest bearing
 liabilities...........  101.98%                       109.02%
                         ======                        ======

   For the first half of 1998, net interest income decreased 41% to $8.5 million. Average loan balances were $247.3 million with an average yield of 10.26% for the first half of 1998 compared to $367.7 million with an average yield of 11.28% for the year-ago period. Average earning assets were $513.5 million compared to $599.1 million for the same period of 1997. The 1998 yield is lower due primarily to a shift in the mix of average owned assets in 1998 resulting from the securitization of higher-yielding home equity loans and the sale of substantially all of the Company's private label credit card portfolio. The net interest margin for the first half of 1998 was 3.31% compared to 4.79% for the first six months of 1997.

             TABLE 2--RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
                            (Dollars in thousands)

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

                                      Three Months Ended June 30, 1998        Six Months Ended June 30, 1998
                                     vs Three Months Ended June 30, 1997     vs Six Months Ended June 30, 1997
                                         Increase (Decrease) Due to             Increase (Decrease) Due to
                                         --------------------------             --------------------------
                                        Volume       Rate      Total          Volume      Rate      Total
                                        ------       ----      -----          ------      ----      -----
Interest income:
  Loans receivable                     $(3,328)    $(1,715)   $(5,043)       $(6,181)   $(1,879)   $(8,060)
  Investment securities                  1,521        (132)     1,389          3,229       (351)     2,878
  Mortgage-backed securities            (1,186)        (78)    (1,264)        (2,227)        (7)    (2,234)
                                       -------     -------    -------         ------    -------    -------
        Total interest income           (2,993)     (1,925)    (4,918)        (5,179)    (2,237)    (7,416)
                                       -------     -------    -------        -------    -------    -------
Interest expense:
  Deposits                                 (73)        (23)       (96)           496        178        674
  Advances from the Federal Home
   Loan Bank                               426        (211)       215            974       (340)       634
  Securities sold under agreements
   to repurchase                        (1,144)         --     (1,144)        (2,132)        --     (2,132)
  Other borrowed money                    (301)         --       (301)          (746)        --       (746)
                                       -------     -------     ------        -------     -------    ------
        Total interest expense          (1,092)       (234)    (1,326)        (1,408)       (162)   (1,570)
                                       -------     -------    -------        -------     -------   -------
           Net interest income         $(1,901)    $(1,691)   $(3,592)       $(3,771)    $(2,075)  $(5,846)
                                       =======     =======    =======        =======     =======   =======

     Provision for loan loss

     A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

                                    Three Months Ended June 30     Six  Months Ended June 30
                                    --------------------------     -------------------------
                                      1998              1997         1998             1997
                                      ----              ----         ----             ----
Balance at beginning of period      $  5,834          $ 20,501     $  6,303         $  7,208
Provision for loan losses                764             3,545        1,590           18,059
Charge-offs                           (1,192)           (5,523)      (2,574)          (6,795)
Recoveries                                95                32          182               83
                                    --------          --------     --------         --------
Balance at June 30                  $  5,501          $ 18,555     $  5,501         $ 18,555
                                    ========          ========     ========         ========
Loans at June 30                    $194,073          $347,925     $194,073         $347,925

Ratio of allowance to total loans       2.84%             5.33%        2.84%            5.33%

     The Company maintains its allowance for loan losses at a level that is considered by management to be adequate to absorb probable losses on existing loans, based upon an evaluation of collectibility and prior loss experience. The provision for loan losses decreased from $3.5 million in the second quarter of 1997 to $764 thousand in the most recent quarter primarily due to the sale of substantially all of the private label credit card portfolio in the second half of 1997 and lower receivable levels due to securitizations. The provision for loan losses decreased from $18.1 million in the first six months of 1997 to $1.6 million in the first half of 1998 primarily due to a special loss provision of $13.0 million in 1997 related to the private label credit card portfolio and lower receivable balances. The allowance for loan losses was $5.5 million as of June 30, 1998 compared with $6.3 million as of December 31, 1997 and $18.6 million as of June 30, 1997. The allowance for loan losses as a percentage of non-performing loans outstanding was 100.1% at June 30, 1998 and 101.7% and 104.4% as of December 31, 1997 and June 30, 1997, respectively. In addition to the loss reserves for owned loans, the Company maintains over-the-life loan loss reserves associated with securitized loans. These reserves are included as a reduction of interest-only securities in "other assets".

     Collectibility is assessed by using credit scoring models to project delinquency and charge-offs levels. On a monthly basis, the Company analyzes its home equity loan portfolio along with delinquency expectations and adjusts the level of loan loss provision, loan approval parameters and product pricing.

     Asset Quality

     The following table presents a summary of non-performing assets as of the dates indicated (in thousands):

                                                    At June 30, 1998     At Dec. 31, 1997    At June 30, 1997
                                                    ----------------     ----------------    ----------------
Non-accruing loans:
  Equity lines of credit                                 $     4,670        $     5,159           $     3,229
  One to four family loans                                       184                207                   783
  Multi-family                                                   113                 47                   251
  Consumer loans                                                 531                782                13,511
     Total non-performing loans                          $     5,498        $     6,195           $    17,774
                                                         ===========        ===========           ===========
Total non-performing loans to total loans                       2.83%              2.50%                 5.11%
Real estate owned                                        $       996        $     1,105           $     1,516
Total non-performing assets to total assets                     1.25%              1.35%                 3.18%

     Non-performing loans at June 30, 1998 were $5.5 million, compared to $6.2 million at December 31, 1997 and $17.8 million at June 30, 1997. Non-performing loans were 2.83% of total loans at June 30, 1998 compared to 2.50% of total loans at December 31, 1997 and 5.11% at June 30, 1997.

     Non-interest income

     Non-interest income decreased $1.2 million to $4.9 million for the second quarter of 1998 compared to the same period of 1997. The decrease in the second quarter of 1998 compared to 1997 was mainly the result of lower gains on the securitization of home equity receivables due to securitizing lower levels of receivables and lower fees on loans, partially offset by higher servicing income on securitized loans. Securitization servicing income increased from 1997 to 1998 due to the increase in the level of securitized loans serviced for others.

     For the first six months of 1998 non-interest income was $7.1 million, a decrease of $.6 million from the first half of 1997. The decrease was due primarily to lower securitization and sale gains and lower loan fees, partially mitigated by increased servicing income.

     Non-interest expense

     Non-interest expense decreased $1.3 million to $5.3 million for the second quarter of 1998 compared to $6.6 million for the same period of 1997 due primarily to lower employee, data processing, collection and loan-related costs which were mainly attributable to the private label credit card portfolio. Occupancy and certain other expenses increased $.3 million as a result of the Company's continuing investment in its home equity line of credit product and the creation of a credit scored first and second mortgage origination platform. Data processing expenses in the quarter decreased $.3 million compared to the second quarter of 1997 due to reduced third party service bureau charges that related to the private label portfolio. Collection expenses also decreased from 1997 to 1998. The net effect of the above variances was to decrease non-interest expense $1.3 million in the second quarter of 1998 from the second quarter of 1997.

     For the first six months of 1998 non-interest expense was $10.8 million, a decrease of $1.5 million from the first half of 1997. The decrease was due primarily to the absence of costs incurred in 1997 related to the private label credit card portfolio.

     Income Taxes

     The Company's income tax expense was $1.0 million for the three months ended June 30, 1998 and $1.1 million for the six months ended June 30, 1998. The Company's income tax expense was $1.2 million for the three months ended June 30, 1997 and the Company had an income tax benefit of $3.0 million for the six months ended June 30, 1997. The Company's effective tax rate was 36.7% for the three months ended June 30, 1998 and 35.1% for the three months ended June 30, 1997 and was 36.8% for the six months ended June 30, 1998 and 36.4% for the six months ended June 30, 1997.

     Balance sheet review

     Total assets were $520.1 million at June 30, 1998, compared to $606.3 million at June 30, 1997 and $538.9 million at December 31, 1997. The decrease from December 31, 1997 was primarily due to lower loan receivables resulting from the second quarter securitization. The decrease from June 30, 1997 was primarily due to the sale of the private label credit card portfolio, the securitization of home equity loans and reduced mortgage-backed securities; somewhat offset by increased short-term investments and government agency securities. Additionally, deposits decreased by approximately $34.4 million to $362.7 million while total liabilities decreased $16.2 million to $476.7 million at June 30, 1998 from December 31, 1997. Deposits decreased $19.4 million from June 30, 1997 to June 30, 1998 while securities sold under agreements to repurchase decreased $61.9 million and total liabilities decreased $74.2 million during the same period. Advances from the Federal Home Loan Bank (FHLB) increased $15.0 million to $105.8 million at June 30, 1998 from $90.8 million at both December 31 and June 30, 1997. The use of various funding types including securitizations, deposits, FHLB advances, Federal Funds and reverse repurchase agreements reflects the Company's attempt to obtain the most efficient funding source based on current circumstances.

     The leverage capital ratio of 7.87% and the risk-based capital ratio of 16.61% at June 30, 1998 exceed the "well-capitalized" leverage and risk-based capital ratios established by the Office of Thrift Supervision of 5.0% and 10.0%, respectively. The Company's leverage and risk-based capital ratios were 7.35% and 16.89%, respectively, at December 31, 1997.

     As of June 30, 1998, Avondale's book value per share was $14.21 compared to $13.83 at December 31, 1997 and $15.85 at June 30, 1997. The Company implemented a stock repurchase program during the second quarter of 1998 whereby the Company may, from time to time, repurchase up to 10% of its outstanding stock. As of June 30, 1998, the Company has repurchased approximately 265,000 shares under this program.

PART II - OTHER INFORMATION

     The calculation of the Registrant's basic and diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):

                                                 For the Three      For the Six
                                                 Months Ended      Months Ended
                                                 June 30, 1998     June 30, 1998
                                                 -------------     -------------
          Basic earnings per share:
          -------------------------

          Net income                                    $1,766            $1,972

          Average common shares outstanding              3,165             3,244

          Average basic shares outstanding               3,165             3,244

           Basic earnings per share                     $  .56            $  .61
                                                        ======            ======

          Diluted earnings per share:
          ---------------------------

          Net income                                    $1,766            $1,972

          Average common shares outstanding              3,165             3,244

          Common stock equivalents                          39                30
                                                        ------            ------

          Average diluted shares outstanding             3,204             3,274

           Diluted earnings per share                   $  .55            $  .60
                                                        ======            ======

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 3rd day of August 1998.


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