Form 10-Q
period 1998-09-30
AVONDALE FINANCIAL CORP
filed 1998-11-10
CIK 908143

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


                           YES: XXX         NO: ____
                                ---


     There were issued and outstanding 2,902,566 shares of the Registrant's common stock as of November 4, 1998.

--------------------------------------------------------------------------------

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                              SEPTEMBER 30, 1998



                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated condensed balance sheets at September 30, 1998,
          December 31, 1997 and September 30, 1997                             3

          Consolidated condensed statements of income for the three and
          nine months ended September 30, 1998 and 1997                      4-5

          Consolidated condensed statements of cash flows for the
          nine months ended September 30, 1998 and 1997                      6-7

          Notes to consolidated condensed financial statements               8-9

Item 2.   Management's discussion and analysis of financial condition
          and results of operations                                        10-16

PART II.  OTHER INFORMATION

          Calculation of earnings per share                                   17

          Signatures                                                          18

          PART I - FINANCIAL INFORMATION

          Item 1. - Financial Statements

AVONDALE FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited--September 30)                                                                         September  December    September
                                                                                                   30, 1998  31, 1997    30, 1997
                                                                                                   --------  --------   ---------
                                                                                                    (Dollar amounts in thousands)
                                              ASSETS
                                              ------
Cash and due from banks........................................................................... $  7,615  $  6,630   $  12,754
Interest-bearing deposits.........................................................................   78,285    60,891         628
                                                                                                   --------  --------   ---------
     Total cash and cash equivalents..............................................................   85,900    67,521      13,382
Trading securities--At fair value (amortized cost September 30, 1998--$2,000).....................    2,208        --          --
Securities available-for-sale--At fair value (amortized cost September 30, 1998--$78,542;
  December 31, 1997--$46,251 and September 30, 1997--$43,092).....................................   78,843    46,373      43,115
Securities held-to-maturity--At amortized cost (fair value September 30, 1997--$1,000)............       --        --       1,000
Mortgage-backed securities available-for-sale--At fair value (amortized cost September 30, 1998--
  $62,020; December 31, 1997--$80,481 and September 30, 1997--$92,619)............................   62,041    80,621      92,984
Mortgage-backed securities held-to-maturity--At amortized cost (fair value September 30, 1998--
  $46,017; December 31, 1997--$53,451 and September 30, 1997--$55,320)............................   45,110    53,719      55,793
Loans held for sale...............................................................................   25,787    52,688          --
Loans.............................................................................................  162,058   193,557     348,215
Less: Allowance for loan losses...................................................................   (5,551)   (6,303)     (5,729)
                                                                                                   --------  --------   ---------
     Loans, net...................................................................................  182,294   239,942     342,486
Federal Home Loan Bank stock--at cost.............................................................    8,040     4,540       4,540
Office buildings and equipment, net...............................................................    4,705     5,264       4,814
Other real estate owned, net......................................................................      938     1,105         465
Accrued interest receivable.......................................................................    5,841     6,847       6,445
Interest-only securities and other assets.........................................................   22,458    23,392      18,997
Income taxes receivable...........................................................................    4,717     3,866          --
Deferred income tax...............................................................................    5,647     5,664      12,897
                                                                                                   --------  --------   ---------
     Total assets................................................................................. $508,742  $538,854   $ 596,918
                                                                                                   ========  ========   =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Interest bearing deposits......................................................................... $350,883  $390,409   $ 390,581
Non-interest bearing deposits.....................................................................    9,261     6,701       5,864
Advances from Federal Home Loan Bank..............................................................  105,803    90,803      90,803
Securities sold under agreements to repurchase....................................................       --        --      32,453
Other Borrowings..................................................................................       --        --      18,000
Advance payments by borrowers for taxes and insurance.............................................       45       564          77
Accrued interest payable..........................................................................      608       482       1,258
Income taxes payable..............................................................................       --        --       2,260
Other liabilities.................................................................................    4,013     3,932       9,552
                                                                                                   --------  --------   ---------
     Total liabilities............................................................................  470,613   492,891     550,848
                                                                                                   --------  --------   ---------

Stockholders' Equity:
Common stock ($.01 par: 10,000,000 shares authorized, 2,902,566 shares issued and outstanding, at
  September 30, 1998, 3,323,566 issued and outstanding at December 31, 1997 and 3,494,545
  issued and outstanding at September 30, 1997)...................................................       44        44          44
Capital surplus...................................................................................   43,536    43,536      43,108
Retained earnings.................................................................................   17,292    18,549      16,419
Treasury stock, at cost...........................................................................  (20,968)  (13,988)    (11,045)
Accumulated other comprehensive gain,  net of tax of $121 at September 30, 1998;
  $102 at December 31, 1997 and $141 at September 30, 1997.......................................       201       152         208
Common stock acquired by ESOP.....................................................................   (1,270)   (1,270)     (1,693)
Unearned portion of restricted stock awards.......................................................     (706)   (1,060)       (971)
                                                                                                   --------  --------   ---------
     Total stockholders' equity...................................................................   38,129    45,963      46,070
                                                                                                   --------  --------   ---------
     Total liabilities and stockholders' equity................................................... $508,742  $538,854   $ 596,918
                                                                                                   ========  ========   =========

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

AVONDALE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited-September 30)
(In thousands except per share data)

                                                                   For the Three Months Ended        For the Nine Months Ended
                                                                 -------------------------------   --------------------------------
                                                                 Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998    Sept. 30, 1997
                                                                 --------------   --------------   --------------    --------------
Interest income:
  Loans                                                            $    5,654       $    9,969       $   18,338        $   30,713
  Securities                                                            1,115              552            3,298             1,732
  Mortgage-backed securities                                            2,286            2,855            6,263             9,066
  Other                                                                 1,085              146            3,402               577
                                                                   ----------       ----------       ----------        ----------
     Total interest income                                             10,140           13,522           31,301            42,088
Interest expense:
  Deposits                                                              4,264            5,007           13,644            13,713
  Advances from the Federal Home Loan Bank                              1,276            1,312            4,547             3,949
  Securities sold under agreements to repurchase                           --              488               --             2,620
  Other borrowings                                                          1              352                2             1,099
                                                                   ----------       ----------       ----------        ----------
     Total interest expense                                             5,541            7,159           18,193            21,381
Net interest income                                                     4,599            6,363           13,108            20,707
     Provision for loan losses                                          1,062            6,523            2,652            24,582
                                                                   ----------       ----------       ----------        ----------
     Net interest income after provision for loan losses                3,537             (160)          10,456            (3,875)
Non-interest income:
  Net gains from trading activities                                       134               --              208                --
  Net security gains                                                       49            1,133              318             1,208
  Securitization income (loss)                                         (4,829)             376             (617)            5,008
  Net loss on sale of loans                                                --          (11,755)              --           (11,755)
  Loan fees                                                               521            1,341            2,427             3,707
  Fees for other customer services                                        154              103              431               484
  Other operating income                                                  145              167              461               434
                                                                   ----------       ----------       ----------        ----------
     Total non-interest income                                         (3,826)          (8,635)           3,228              (914)
Non-interest expense:
  Salaries and employee benefits                                        2,228            2,498            7,162             7,619
  Occupancy and equipment expenses, net                                   681              611            2,062             1,717
  Federal deposit insurance premiums                                       60               57              184               180
  Advertising and public relations                                        142               66              408               384
  Data processing                                                         450              699            1,515             2,189
  Real estate owned expense (income), net                                 (50)            (190)            (134)             (144)
  Legal and professional                                                  509              725            1,521             1,486
  Other operating expenses                                                871            1,399            3,018             4,762
                                                                   ----------       ----------       ----------        ----------
     Total non-interest expense                                         4,891            5,865           15,736            18,193
Loss before income taxes                                               (5,180)         (14,660)          (2,052)          (22,982)
Benefit for income taxes                                               (1,943)          (5,342)            (795)           (8,371)
                                                                   ----------       ----------       ----------        ----------
Net loss                                                               (3,237)          (9,318)          (1,257)          (14,611)
                                                                   ----------       ----------       ----------        ----------

AVONDALE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Continued

(Unaudited-September 30)
(In thousands except per share data)

                                                                   For the Three Months Ended        For the Nine Months Ended
                                                                 -------------------------------   --------------------------------
                                                                 Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998    Sept. 30, 1997
                                                                 --------------   --------------   --------------    --------------
Other comprehensive income (loss):
Unrealized gains on securities, net of tax                                229              612              248               930
Less: Reclassification adjustments for gains included
     In net income, net of tax                                             31              708              199               755
                                                                  -----------      -----------      -----------       -----------
     Other comprehensive income (loss)                                    198              (96)              49               175
                                                                  -----------      -----------      -----------       -----------
Comprehensive loss                                                $    (3,039)     $    (9,414)     $    (1,208)      $   (14,436)
                                                                  -----------      -----------      -----------       -----------
Per common share:
Basic loss per common share                                       $     (1.09)     $     (2.67)     $      (.40)      $     (4.16)
Diluted loss per common share                                     $     (1.09)     $     (2.67)     $      (.40)      $     (4.16)
Weighted average common shares outstanding                          2,970,001        3,494,545        3,152,357         3,509,968

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                                                           For the Nine Months Ended
                                                                                           -------------------------
                                                                                      Sept. 30, 1998       Sept. 30, 1997
                                                                                      --------------       --------------
Cash flows from operating activities:
  Net loss                                                                            $      (1,257)       $     (14,611)
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation                                                                             1,207                  912
     Accretion, net                                                                          (2,926)                (645)
     Provision for loan losses                                                                2,652               24,582
     Deferred income tax expense (benefit)                                                       17              (10,346)
     Net gain on trading activities                                                            (208)                  --
     Net gain on sales of mortgage-backed securities available-for-sale                        (318)              (1,208)
     Net gains on sales of loans                                                             (3,711)              (4,122)
     Net gains on sales of real estate owned                                                   (180)                (284)
     Net change in:
        Interest-only strips and other assets                                                   934               (2,613)
        Accrued interest receivable                                                           1,006                  845
        Income taxes payable                                                                     --                1,807
        Income taxes receivable                                                                (851)                  --
        Accrued interest payable                                                                126                 (954)
        Other liabilities                                                                        81                  550
                                                                                      --------------       --------------
  Net cash flows used in operating activities                                                (3,428)              (6,087)
                                                                                      --------------       --------------
Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to-maturity                      $      --            $   5,500
  Sale of Federal Home Loan Bank stock                                                           --                  250
  Purchases of Federal Home Loan Bank stock                                                  (3,500)                  --
  Proceeds from maturities of securities available-for-sale                                  36,968                   --
  Proceeds from sales of securities available-for-sale                                           --                7,000
  Proceeds from sales of mortgage-backed securities available-for-sale                       17,732               47,424
  Purchases of  trading account securities                                                   (2,000)                  --
  Purchases of securities available-for-sale                                                (68,421)             (14,545)
  Purchases of mortgage-backed securities available-for-sale                                (23,810)             (14,914)
  Principal collected on mortgage-backed securities held-to-maturity                         10,934                5,695
  Principal collected on mortgage-backed securities available-for-sale                       24,609               12,716
  Principal collected on securities available-for-sale                                           --                  665
  Proceeds from securitization and sale of loans                                             74,781               79,568
  Net increase in loans                                                                     (17,867)            (132,980)
  Proceeds from sales of real estate owned                                                    2,140                1,823
  Expenditures for office properties and equipment                                             (648)              (1,851)
                                                                                      --------------       --------------
  Net cash flows provided by (used in) investing activities                                  50,918               (3,649)
                                                                                      --------------       --------------

AVONDALE FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Continued
(Unaudited)

                                                                                           For the Nine Months Ended
                                                                                           -------------------------
                                                                                      Sept. 30, 1998       Sept. 30, 1997
                                                                                      --------------       --------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                 $     (36,966)       $      65,791
  Net decrease in advance payments by borrowers for taxes and insurance                        (519)                (854)
  Net decrease in securities sold under agreement to repurchase                                  --              (36,693)
  Net decrease in other borrowings                                                               --              (14,000)
  Proceeds from Federal Home Loan Bank advances                                             100,000                5,000
  Repayment of Federal Home Loan Bank advances                                              (85,000)              (5,000)
  Proceeds from exercise of stock options                                                        --                   90
  Amortization of unearned restricted stock                                                     354                  259
  Purchase of treasury stock                                                                 (6,980)                (549)
                                                                                      --------------       --------------
  Net cash flows provided by (used  in) financing activities                                (29,111)              14,044
                                                                                      --------------       --------------
Increase in cash and cash equivalents                                                 $      18,379        $       4,308
Cash and cash equivalents - beginning of period                                              67,521                9,074
                                                                                      --------------       --------------
Cash and cash equivalents - end of period                                             $      85,900        $      13,382
                                                                                      --------------       --------------
Supplemental cash flow information:
  Interest paid                                                                       $      18,067        $      22,335
  Income taxes paid                                                                              79                  425

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                           AVONDALE FINANCIAL CORP.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The unaudited consolidated condensed financial statements include the accounts of Avondale Financial Corp. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Leverage capital to adjusted total assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject at September 30, 1998.

     The Bank's regulatory capital at September 30, 1998 is presented below. There were no deductions from capital for interest rate risk.

                                                                                        For Capital
(Dollar amounts in thousands)                                  Actual                Adequacy Purposes
                                                        ---------------------      ---------------------
                                                         Amount        Ratio        Amount        Ratio
                                                        --------      -------      --------      -------
Leverage capital (to adjusted total assets)             $ 34,612        6.82%      $ 20,291        4.00%
Tier 1 risk-based capital (to risk-weighted assets)       34,612       12.54         11,039        4.00
Total risk-based capital (to risk-weighted assets)        38,088       13.80         22,078        8.00

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

     In October 1998, the FASB adopted Statement of Financial Accounting Standard No. 134 ("SFAS 134"), Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities, and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The provisions of SFAS 134 are effective for the first fiscal quarter beginning after December 15, 1998, with earlier application permitted. The Company intends on adopting the provisions of this statement, which at this time allow the Company to reclassify its retained interest-only securities as available for sale from trading, in the fourth quarter of 1998.

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

     The Company's results of operations are primarily dependent upon its net interest income, which is the difference between interest income on its interest-earning assets and interest expense on its interest-bearing liabilities. The Company's results of operations are also affected by the provision for loan losses and the level of non-interest income and expense. Non-interest income had historically consisted primarily of service charges and other fees. Beginning in 1996 the Company began securitizing and selling loans, thereby increasing non-interest income as a result of gains on sales and servicing fees for the securitized loans. Securitizations have the effect of shifting what would have been recognized as interest income to the securitization income line of the income statement. Non-interest expense includes salaries and employee benefits, foreclosed real estate expenses, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

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

     Results of Operations and Year 2000 Compliance

     The Company had a net loss of $3.2 million in the third quarter of 1998 compared with a net loss of $9.3 million for the quarter ended September 30, 1997. 1998 third quarter results include a pretax charge for the write-down of interest-only securities of $6.1 million. In addition, results for the 1998 third quarter benefited from a pretax gain on the securitization and sale of home equity loans of $607 thousand. The Company realized substantially smaller gains than in previous periods due to increased prepayment speeds being experienced in the market. Net interest income decreased 28% to $4.6 million in the quarter compared to $6.4 million in the prior year's third quarter. The decrease was due primarily to lower receivable balances as a result of 1997 and 1998 home equity loan securitizations and the sale of substantially all of the Company's higher-yielding private label credit card portfolio in the third quarter of 1997. $80.1 million and $170.3 million of home equity line of credit receivables were securitized and sold during 1998 and during the year ended December 31, 1997, respectively.

     The Company experienced a non-interest loss of $3.8 million for the quarter ended September 30, 1998 compared to an $8.6 million loss in the third quarter of the previous year. The improvement was primarily due to increased servicing income from securitized loans and the absence of the 1997 loss on the sale of the private label credit card portfolio, partially offset by the charge for the write-down of interest-only securities and lower fees on private label credit cards.

     Non-interest expense decreased from $5.9 million in the third quarter of 1997 to $4.9 million in the 1998 third quarter. The decrease was due primarily to lower salary and employee benefits expense, reduced data processing expenses, lower collection costs and lower temporary help expense, partially offset by lower gains on sale of REO properties and higher advertising costs. Expenses decreased primarily due to the sale of substantially all of the private label credit card portfolio in the second half of 1997.

     A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Among the risks to the Company of not becoming year 2000 compliant are the loss of financial and non-financial data, defection of customers and direct and indirect financial loss. To address these risks, the Company has developed a plan for itself and its third party service providers to ensure year 2000 compliance. As part of this plan, the Company has created a committee of specialists to ensure that the Company and its vendors will be prepared for the year 2000. The committee has determined the Company's and its vendor's critical processes that must be made year 2000 compliant. On a regular basis, the committee evaluates and tests the Company's and its third party vendor's readiness for the year 2000. The Company has tested the majority of its internal systems and has determined them to be year 2000 compliant. The Company has been working with its third party vendors to determine their level of compliance and is currently awaiting results of the vendors' testing. To date, the financial impact to the Company of such compliance has not been, and is not anticipated by management to be, material to the financial position, results of operations or cash flow of the Company. In conjunction with the Company's previously announced merger, the Company will convert to Coal City's computer systems which are already year 2000 compliant. If the merger is not completed as anticipated, management will be required to assess alternative contingency plans to ensure that the Company and its vendors will become year 2000 compliant.


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

                                                                       For the Three Months Ended      For the Three Months Ended
                                                                           September 30, 1998              September 30, 1997
                                                                      -----------------------------   -----------------------------
                                                                      Average    Quarterly   Yield/   Average    Quarterly   Yield/
                                                                      Balance    Interest     Cost    Balance    Interest     Cost
                                                                      --------   ---------   ------   --------   ---------   ------
Assets:
Interest earning assets:
    Loans .........................................................   $197,132    $ 5,654    11.47%   $358,260    $ 9,969    11.13%
    Investment securities .........................................    139,804      2,200     6.29      38,405        697     7.26
    Mortgage-backed securities ....................................    119,947      2,286     7.62     177,983      2,856     6.42
                                                                      --------    -------             --------    -------
            Total interest-earning assets .........................    456,883     10,140     8.88     574,648     13,522     9.41
                                                                                  -------                         -------
Non interest-earning assets .......................................     53,335                          38,762
                                                                      --------                        --------
            Total assets ..........................................   $512,218                        $613,410
                                                                      ========                        ========
Liabilities and Retained Earnings:
Interest-bearing liabilities:
    Deposits ......................................................   $348,520      4,264     4.89    $385,986      5,007     5.19
    Advances from Federal Home Loan Bank ..........................    105,803      1,276     4.82      90,803      1,312     5.78
    Securities sold under repurchase agreements ...................         --         --       --      34,171        488     5.71
    Other borrowings ..............................................         22          1    18.18      25,145        352     5.60
                                                                      --------    -------             --------     ------
            Total interest-bearing liabilities ....................    454,345      5,541     4.88     536,105      7,159     5.34
                                                                                  -------                          ------
Non-interest bearing deposits .....................................      8,208                           6,037
Other liabilities .................................................      7,539                          14,188
                                                                      --------                        --------
            Total liabilities .....................................    470,092                         556,330
Stockholders' equity ..............................................     42,126                          57,080
                                                                      --------                        --------
            Total liabilities and stockholders' equity ............   $512,218                        $613,410
                                                                      ========                        ========
Net interest income/Interest rate spread ..........................               $ 4,599     4.00%               $ 6,363     4.07%
                                                                                  =======    =====                =======     ====
Net interest-earning assets/net interest Margin ...................   $  2,538                4.03%   $ 38,543                4.43%
                                                                      ========               =====    ========                ====
Ratio of interest-earning assets to interest Bearing liabilities ..     100.56%                         107.19%
                                                                      ========                        ========

     The Company's net interest income decreased 28% compared to the prior year's quarter. Average loan balances were $197.1 million with an average yield of 11.47% for the 1998 quarter, compared to average loan balances of $358.3 million and an average yield of 11.13% for the year-ago quarter. Investment and mortgage-backed securities average balances increased $43.4 million for the 1998 third quarter compared to the 1997 third quarter, with an average yield of 6.91% and 6.56% in the 1998 and 1997 third quarters, respectively. Average interest-earning assets were $456.9 million for the quarter ended September 30, 1998 compared to $574.6 million for the prior year's quarter. At September 30, 1998 and 1997, the Company's on balance sheet consumer loan portfolio totaled $187.8 million and $348.2 million, respectively. The decrease in the owned portfolio is primarily the result of the 1998 and 1997 securitizations and the sale of substantially all of the private label credit card portfolio in 1997. Securitized loans serviced for others were $235.9 million and $139.0 million at September 30, 1998 and 1997, respectively.

  Average interest-bearing deposits in the 1998 third quarter were $348.5 million with an average cost of 4.89%, compared to $386.0 million and an average cost of 5.19% for the year-ago quarter. The decrease in the cost of funds reflects the change in the deposit mix, with certificates of deposit decreasing to 59.8% of total deposits, compared to 64.0% in the year-ago quarter. Average interest-bearing liabilities were $454.3 million during the 1998 third quarter compared to $536.1 million for the year-ago period. The net interest margin for the quarter was 4.03%, compared to 4.43% for the third quarter of 1997. The net interest margin decreased from the year-ago quarter primarily due to lower-yielding securities replacing higher-yielding consumer loans.


       TABLE 1--AVERAGE BALANCES, INTEREST RATES AND YIELDS - Continued
                            (Dollars in thousands)


                                                                         For the Nine Months Ended       For the Nine Months Ended
                                                                            September 30, 1998              September 30, 1997
                                                                      ------------------------------    ----------------------------
                                                                       Average     Period     Yield/    Average    Period     Yield/
                                                                       Balance    Interest     Cost     Balance   Interest     Cost
                                                                       --------   ---------   ------    --------   --------   ------
Interest earning assets:
 Loans................................................................ $230,366   $18,338     10.61%    $364,528   $30,713    11.23%
 Investment securities................................................  142,487     6,700      6.27       39,708     2,309     7.75
 Mortgage-backed securities...........................................  121,589     6,263      6.87      186,627     9,066     6.48
                                                                       --------   -------               --------   -------    ------
    Total interest-earning assets.....................................  494,442    31,301      8.44      590,863    42,088     9.50
                                                                                  -------                          -------
Non interest-earning assets...........................................   51,814                           31,361
                                                                       --------                         --------
   Total assets....................................................... $546,256                         $622,224
                                                                       ========                         ========
Liabilities and Retained Earnings:
Interest-bearing liabilities:
  Deposits............................................................ $366,038    13,644      4.97     $365,509    13,713     5.00
  Advances from Federal Home Loan Bank................................  120,923     4,547      5.01       90,474     3,949     5.82
  Securities sold under repurchase Agreements.........................       --        --        --       62,312     2,620     5.61
  Other borrowings....................................................       20         2     13.33       26,681     1,099     5.49
                                                                       --------   -------               --------   -------
    Total interest-bearing liabilities................................  486,981    18,193      4.98      544,976    21,381     5.23
                                                                                  -------                          -------
Non-interest bearing deposits.........................................    8,731                            6,002
Other liabilities.....................................................    6,184                           13,237
                                                                       --------                          -------
    Total liabilities.................................................  501,896                           564,215
Stockholders' equity..................................................   44,360                            58,009
                                                                       --------                          --------
    Total liabilities and stockholders' Equity........................ $546,256                          $622,224
                                                                       ========                          ========
Net interest income/Interest rate spread..............................            $13,108      3.46%               $20,707     4.27%
                                                                                  =======     =====                =======    =====
Net interest-earning assets/net interest Margin....................... $  7,461                3.53%      $45,887              4.67%
                                                                       ========               =====       =======             =====
Ratio of interest-earning assets to interest Bearing liabilities......  101.53%                           108.42%
                                                                       =======                            =======


  For the first nine months of 1998, net interest income decreased 37% to $13.1 million. Average loan balances were $230.4 million with an average yield of 10.61% for the nine months ended September 30, 1998 compared to $364.5 million with an average yield of 11.23% for the year-ago period. Average interest-earning assets were $494.4 million compared to $590.9 million for the same period of 1997. The net interest margin for the first nine months of 1998 was 3.53% compared to 4.67% for the first nine months of 1997. The net interest margin decreased for the first nine months of 1998 compared to the same period of 1997 primarily due to lower-yielding investment securities replacing higher-yielding consumer loans in the Company's balance sheet.

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







                                                Three Months Ended               Nine Months Ended
                                                September 30, 1998              September 30, 1998
                                               vs Three Months Ended           vs Nine Months Ended
                                                  Sept. 30, 1997                  Sept. 30, 1997
                                            Increase (Decrease) Due to      Increase (Decrease) Due to
                                            ---------------------------    -----------------------------
                                            Volume     Rate       Total     Volume     Rate      Total
Interest income:
  Loans receivable                          $(4,621)    $ 306    $(4,315)  $(10,680)  $(1,695)  $(12,375)
  Investment securities                       1,596       (93)     1,503      4,833      (442)     4,391
  Mortgage-backed securities                 (1,106)      536       (570)    (3,350)      547     (2,803)
                                            -------    ------    -------   --------   -------   --------
          Total interest income              (4,131)      749     (3,382)    (9,197)   (1,590)   (10,787)
                                            -------    ------    -------   --------   -------   --------
Interest expense:
  Deposits                                     (458)     (285)      (743)        20       (89)       (69)
  Advances from the Federal Home Loan Bank      181      (217)       (36)     1,145      (547)       598
  Securities sold under agreements
    to repurchase                              (488)       --       (488)    (2,620)       --     (2,620)
  Other borrowed money                         (351)       --       (351)    (1,097)       --     (1,097)
                                            -------    ------    -------   --------   -------   --------
          Total interest expense             (1,116)     (502)    (1,618)    (2,552)     (636)    (3,188)
                                            -------    ------    -------   --------   -------   --------
               Net interest income          $(3,015)   $1,251    $(1,764)  $ (6,645)  $  (954)  $ (7,599)
                                            =======    ======    =======   ========   =======   ========


     Provision for loan loss

     A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):


                                    Three Months Ended    Nine Months Ended
                                         Sept. 30             Sept. 30
                                   -------------------   -------------------
                                     1998       1997      1998        1997
                                     ----       ----      ----        ----
Balance at beginning of period     $  5,501   $ 18,555   $ 6,303    $  7,208
Provision for loan losses             1,062      6,523     2,652      24,582
Charge-offs                          (1,150)   (20,483)   (3,724)    (27,277)
Recoveries                              138      1,545       320       1,627
Reclassifications                        --       (411)       --        (411)
                                   --------   --------   --------   --------
Balance at September 30            $  5,551   $  5,729   $  5,551   $  5,729
                                   ========   ========   ========   ========
Loans at September 30              $187,845   $348,215   $187,845   $348,215
Ratio of allowance to total loans      2.96%      1.65%      2.96%      1.65%

     The Company maintains its allowance for loan losses at a level that is considered by management to be adequate to absorb probable losses on existing loans, based upon an evaluation of collectibility and prior loss experience.
The provision for loan losses decreased from $6.5 million in the third quarter of 1997 to $1.1 million in the most recent quarter primarily due to the sale of substantially all of the private label credit card portfolio in the third quarter of 1997 and lower owned receivable levels due to securitizations. The provision for loan losses decreased from $24.6 million in the first nine months of 1997 to $2.7 million in the first nine months of 1998 primarily due to loss provisions totaling $17.7 million in 1997 related to the private label credit card portfolio and lower average owned receivable balances due to the securitization of home equity loans. The allowance for loan losses was $5.6 million as of September 30, 1998 compared with $6.3 million as of December 31, 1997 and $5.7 million as of September 30, 1997. The allowance for loan losses as a percentage of non-performing loans outstanding was 98.3% at September 30, 1998 and 101.7% and 93.4% as of December 31, 1997 and September 30, 1997, respectively.

     In conjunction with the use of credit scoring models, future delinquency and charge-off levels are projected. On a monthly basis, the Company analyzes its home equity loan portfolio along with these delinquency and charge-off projections and adjusts the level of loan loss provision, loan approval parameters and product pricing. Other loan categories are provided for through analysis of historical portfolio trends and analysis of future probable losses.

     Asset Quality

     The following table presents a summary of non-performing assets as of the dates indicated (in thousands):

                                         At Sept. 30,  At Dec. 31,  At Sept. 30,
                                             1998          1997         1997
                                         ------------  -----------  ------------
Non-accruing loans:
  Equity lines of credit                     $4,341       $5,159        $4,122
  One to four family loans                      552          207           664
  Multi-family                                  159           47           111
  Consumer loans                                594          782         1,240
                                             ------       ------        ------
    Total non-performing loans               $5,646       $6,195        $6,137
                                             ======       ======        ======
Total non-performing loans to total
 loans                                         3.01%        2.50%         1.76%
Real estate owned                            $  938       $1,105        $  465
Total non-performing assets to total
 assets                                        1.11%        1.35%         1.11%

     Non-interest income

     Non-interest income increased $4.8 million from a loss of $8.6 million in the 1997 third quarter to a loss of $3.8 million for the third quarter of 1998. The improvement was primarily due to increased securitization servicing income and the absence of the 1997 loss on the sale of the private label credit card portfolio, partially offset by the write-down of interest-only securities and lower fees on private label credit cards. In accordance with its quarterly process to determine fair value, the Company reviewed its assumptions of prepayment speeds, discount rates and loan losses. The Company has revised its discount rate to reflect reduced liquidity and higher risk premiums being required by the markets, adjusted prepayments to be in line with both historical experience and expectations for the future, and utilized loan losses consistent with the Company's non-judgmental models. The application of the foregoing assumptions resulted in a pretax fair value writedown charge of $6.1 million. Securitization servicing income increased from 1997 to 1998 due to the increase in the level of securitized loans serviced for others.


     For the first nine months of 1998 non-interest income was $3.2 million, an increase of $4.1 million from the same period of 1997. The increase was due primarily to increased securitization servicing income and the absence of the 1997 loss on the sale of the private label credit card portfolio, mitigated by lower private label credit card loan fees and the writedown to fair value on the interest-only securities.

     Interest-only securities

     On a quarterly basis, the Company performs a review to determine the fair value of its interest-only strips. As part of this review, the Company reviews its assumptions of prepayment speeds, discount rates and loan losses. In the third quarter of 1998, the Company revised its discount rate to reflect reduced liquidity and higher risk premiums being required by capital markets, adjusted prepayments to be in line with both historical experience and expectations for the future, and utilized loan losses consistent with the Company's non-judgmental models. The third quarter analysis was based upon net CPR speeds ranging from approximately 30% to 45%, historical and forecasted losses discounted at the risk-free rate and an overall discount rate of 12%. The revision of the foregoing assumptions resulted in a pretax charge to the interest-only securities of $6.1 million. The Company will continue to review its assumptions quarterly and revise them when circumstances dictate.

     Non-interest expense

     Non-interest expense decreased $1.0 million to $4.9 million for the third quarter of 1998 compared to $5.9 million for the same period of 1997 due primarily to lower employee, data processing, collection and loan-related costs which were mainly attributable to the private label credit card portfolio.

     For the nine months ended September 30, 1998, non-interest expense was $15.7 million, a decrease of $2.5 million from the same period of 1997. The decrease was due primarily to the absence of costs incurred in 1997 related to the private label credit card portfolio.

     Income Taxes

     The Company had an income tax benefit of $1.9 million for the three months ended September 30, 1998 and $.8 million for the nine months ended September 30, 1998. The Company had an income tax benefit of $5.3 and $8.4 million for the three and nine months ended September 30, 1997, respectively. The Company's effective tax rate was 37.5% for the three months ended September 30, 1998 and 36.4% for the three months ended September 30, 1997 and was 38.7% for the nine months ended September 30, 1998 and 36.4% for the nine months ended September 30, 1997.

     Balance sheet review

     Total assets were $508.7 million at September 30, 1998, compared to $596.9 million at September 30, 1997 and $538.9 million at December 31, 1997. The decrease from December 31, 1997 was primarily due to lower loan receivables resulting from the second and third quarter securitizations. The decrease from September 30, 1997 was primarily due to the sale of substantially all of the private label credit card portfolio and the securitization of home equity loans, partially offset by increased short-term investments. Additionally, deposits decreased by approximately $37.0 million to $360.1 million while total liabilities decreased $22.3 million to $470.6 million at September 30, 1998 from December 31, 1997. Deposits decreased $36.3 million from September 30, 1997 to September 30, 1998 while securities sold under agreements to repurchase and other borrowings decreased $32.5 and $18.0 million, respectively. Total liabilities decreased $80.2 million during the same period. Advances from the Federal Home Loan Bank (FHLB) increased $15.0 million to $105.8 million at September 30, 1998 from $90.8 million at both December 31 and September 30, 1997. The use of various funding types including securitizations, deposits, FHLB advances, Federal Funds and reverse repurchase agreements reflects the Company's attempt to obtain the most efficient funding source based on market conditions.

     The core capital ratio of 6.82% and the risk-based capital ratio of 13.80% at September 30, 1998 exceed the "well-capitalized" core and risk-based capital ratios established by the Office of Thrift Supervision of 5.0% and 10.0%, respectively. The Company's core and risk-based capital ratios were 8.33% and 16.89%, respectively, at December 31, 1997.

     As of September 30, 1998, Avondale's book value per share was $13.14 compared to $13.83 at December 31, 1997 and $13.18 at September 30, 1997. The Company implemented a stock repurchase program during the second quarter of 1998 which was completed in the third quarter of 1998 whereby the Company repurchased 380 thousand shares of its outstanding stock. The Company implemented another stock repurchase program in the third quarter whereby the Company may, from time to time, repurchase up to an additional 5% of its outstanding stock. As of September 30, 1998, the Company has repurchased 41 thousand shares under this program.

     Subsequent Event

     On October 13, 1998 the Company and Coal City Corporation ("Coal City"), the holding company for Manufacturers Bank, announced they had entered into a definitive agreement in connection with a merger of equals. The combined company will be called MB Financial, Inc. ("MB Financial") and have assets of approximately $1.4 billion. Coal City is a privately held bank holding company headquartered in Chicago whose principal subsidiary, Manufacturers Bank, operates eight banking offices in the Chicago metropolitan area. At June 30, 1998, Coal City had consolidated assets of $870 million and total shareholders equity of $46 million.

     Under the terms of the agreement, Coal City will be merged into the Company and the Company will be renamed MB Financial, Inc. (the "Merger"). Immediately following the Merger, the Bank's five retail branches will be merged into Manufacturers Bank. Each share of Coal City common stock will be converted into
83.5 shares of MB Financial common stock while each share of Avondale will be converted into 1 share of MB Financial. On a pro forma basis, the total number of shares outstanding will be approximately 7.0 million shares. Shareholders of Coal City will own approximately 58.5% of the combined company, while stockholders of the Company will own approximately 41.5%.

     In connection with the agreement, the Company and Coal City granted each other an option to acquire up to 19.9% of the outstanding common stock of the other upon the occurrence of certain events. A restructuring charge for severance payments, facilities writedowns and other merger-related costs could be approximately $10 million pre-tax. Concurrent with the Merger, the Company is considering strategic alternatives for the divestiture of its national mortgage origination operation. Accordingly, management is presently reviewing several alternatives to accomplish such a divestiture. Any expected financial impact of such a divestiture is included in the $10 million pretax charge discussed above.

     The transaction is expected to close in the first quarter of 1999 and will be accounted for as a purchase of the Company by Coal City. Consummation of the transaction is subject to regulatory approval, and the approval of the stockholders of both Avondale and Coal City and certain other conditions.

Except for the historical information contained herein, the matters contained in the Company's SEC filings, may express "forward looking statements" that involve risk and uncertainties, including statements concerning future events of performance and assumptions and other statements that are other than statements of historical facts. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak as of the date made. Readers are advised that various factors, including but not limited to, changes in laws, regulations or Generally Accepted Accounting Principals; the Comany's and the combined company's competitive position within its market areas; unforeseen changes in interest rates; unforeseen downturns in the local or regional or national economies. These and other factors may cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART II - OTHER INFORMATION

     The calculation of the Registrant's basic and diluted earnings per share required by 601(b)(11) of Regulation S-K is presented below (dollars in thousands, except per share data):

                                         For the Three           For the Nine
                                          Months Ended           Months Ended
                                       September 30, 1998     September 30, 1998
                                       ------------------     ------------------
Basic earnings per share:
-------------------------
Net loss                                       $  (3,237)             $  (1,257)

Average common shares outstanding                  2,970                  3,152

Average basic shares outstanding                   2,970                  3,152

  Basic earnings per share                     $   (1.09)             $    (.40)
                                               ==========             ==========

Diluted earnings per share:
---------------------------

Net loss                                       $  (3,237)             $  (1,257)

Average common shares outstanding                  2,970                  3,152

Common stock equivalents                              --                     --
                                               ----------             ----------

Average diluted shares outstanding                 2,970                  3,152

  Diluted earnings per share                   $   (1.09)             $    (.40)
                                               ==========             ==========

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 3rd day of November 1998.


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