Form 10-K
period 1998-12-31
AVONDALE FINANCIAL CORP
filed 1999-02-24
CIK 908143

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

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

                        YES:   XXX      NO:   _____
                               ---

     The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $32,643,000 as of February 1, 1999. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

  There were issued and outstanding 2,898,262 common shares of the Registrant's Common Stock as of February 1, 1999.

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I
Item 1      Business.........................................................................           3
Item 2      Properties.......................................................................          11
Item 3      Legal Proceedings................................................................          11
Item 4      Submission of Matters to a Vote of Security Holders..............................          11

PART II
Item 5      Market for Registrant's Common Stock and Related Stockholder Matters.............          12
Item 6      Earnings Summary and Selected Financial Data.....................................          13
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................          15
Item 8      Financial Statements and Supplementary Data......................................          36
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.......................................................................          73

PART III
Item 10     Directors and Executive Officers of the Registrant...............................          73
Item 11     Executive Compensation...........................................................          75
Item 12     Security Ownership of Certain Beneficial Owners and Management...................          77
Item 13     Certain Relationships and Related Transactions...................................          78

PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K..................          79
            Signatures.......................................................................          81

                                    PART I

ITEM 1.   BUSINESS


  General

     Avondale Financial Corp. (the "Company"), a Delaware corporation, was organized for the purpose of becoming the savings and loan holding company for Avondale Federal Savings Bank ("Avondale" or the "Bank"). The Company owns all of the outstanding stock of the Bank issued on April 3, 1995 in connection with the completion of the Bank's conversion from the mutual to stock form of organization (the "Conversion"). At December 31, 1998 the Company had approximately 1,300 shareholders of record, 2,904,762 shares of common stock outstanding and total consolidated assets of approximately $499 million.

  Subsequent Events

     On October 13, 1998 the Company and Coal City Corporation ("Coal City"), the holding company for Manufacturers Bank, announced they had entered into a definitive agreement in connection with a merger of equals. The combined company will be called MB Financial, Inc. ("MB Financial") and have assets of approximately $1.4 billion. Coal City is a privately held bank holding company headquartered in Chicago whose principal subsidiary, Manufacturers Bank, operates eight banking offices in the Chicago metropolitan area. At December 31, 1998, Coal City had consolidated assets of $872 million and total shareholders equity of $47 million.

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

     In connection with the agreement, the Company and Coal City granted each other an option to acquire up to 19.9% of the outstanding common stock of the other upon the occurrence of certain events. A restructuring charge for severance payments, facilities writedowns and other merger-related costs could be approximately $10 million pre-tax. The transaction is expected to close on February 28, 1999 and will be accounted for as a purchase of the Company by Coal City. The transaction has been granted regulatory approval and was approved by stockholders of Avondale and Coal City in February 1999. Additional information related to the Merger are included in the Company's Proxy Statement dated January 8, 1999 for the Special Meeting of Stockholders held on February 10, 1999.

     On February 17, 1999, the Company completed the sale of the assets of its national mortgage origination operation to New South Federal Savings Bank ("New South") of Birmingham, Alabama. Pursuant to the agreement, New South purchased certain assets and assumed certain liabilities of the Company. The Company accepted a promissory note for the purchase price of approximately $2.0 million that will be due in five years from the date of purchase.

  Services

     Avondale maintains three offices in the north and northwest areas in the city of Chicago, as well as one in downtown Chicago. In addition, there is one Chicago suburban office in Niles, Illinois. Avondale currently emphasizes providing its retail deposit products and services to the neighborhoods surrounding its offices. These services include checking, savings, NOW and money market deposit accounts. Automated Teller Machines (ATMs), which provide 24-hour banking services, are installed at each branch location. Customers are also able to access their accounts at any time through Avondale's automated phone banking. Avondale also offers its customers a debit card, which can be used anywhere MasterCard is accepted. The Bank established Avondale Community

Development Corporation (the "Community Development Subsidiary" or "CDC"), to engage in community lending and equity investments to facilitate the construction and rehabilitation of housing in low and moderate neighborhoods in the Bank's market area. The Bank's lending products consist primarily of mortgages, including home equity lines of credit, on owner-occupied and non-owner occupied and one to four family residences. The Bank has expanded its wholesale distribution channels through third party brokers and other financial institutions to offer equity lines of credit in thirty-seven different states. To a lesser extent, Avondale also originates multi-family construction loans. The Bank also offers investment products and insurance through its wholly-owned subsidiary, Avondale Financial Services, Inc. (''AFS''). Revenues are principally derived from interest on loans, gains on sale resulting from securitizations of home equity loans, income from investment securities and fee income.

  Lending Activities

     General.   The Company has emphasized the origination of revolving,
adjustable-rate equity lines of credit primarily secured by first and second liens on residential real estate. The Company also offers mortgages consisting of one to four family residential fixed-rate and adjustable-rate (''ARM'') loans.

     Equity Lines of Credit. During 1998, the Company continued to originate home equity lines of credit. Avondale primarily originates home equity lines of credit using independent mortgage brokers. The Company is able to utilize an automated delivery system in conjunction with credit scoring in originating these loans. This process allows the Company to make quick approval decisions in regions throughout the country. During 1998 the Company successfully completed securitization and sales of approximately $100 million of home equity lines of credit in order to fund continued growth in this portfolio. The Company retained the servicing on the loans that were sold. As of December 31, 1998 equity lines of credit included in the Company's statement of financial condition totaled $62.0 million or 30.5% of Avondale's gross loan portfolio. At December 31, 1998 the home equity lines of credit under management totaled $293.3 million, or 67.5% of the total loan portfolio under management compared to $341.3 million or 72.3% as of December 31, 1997.

     The Company's equity lines of credit consist primarily of first and second mortgage liens on both owner-occupied and non-owner-occupied properties. The lines generally have interest tied to the prime rate, mature between five to ten years and require interest-only monthly payments until maturity when the outstanding amount is due in full. At December 31, 1998, $46.0 million or 74.2%, of the Company's equity lines of credit were secured by second mortgage liens, $11.7 million or 18.8% were secured by first mortgages and $4.3 million or 7.0% were secured by third mortgages. The equity lines of credit are granted under credit scoring models using risk-based pricing, whereby the interest rate of the loan is determined by both the borrower's credit score and the ratio of all outstanding loans to the appraised value of the property. These equity lines of credit are written so that the total commitment amount (including any unused portion of the equity line), when combined with the balance of the first mortgage loan, if any, can be granted up to 100% of the appraised value of the property. For the year ended December 31, 1998, $98.0 million equity lines of credit were originated, which was 80.0% of total loans originated for the period.

     One-to-Four Family Residential Real Estate Lending. The Company originates permanent loans, both fixed and adjustable rate, secured by one-to-four family residences, which at December 31, 1998 totaled $80.2 million, or 39.5% of the Company's gross portfolio.

     At December 31, 1998, approximately $10.7 million, or 13.4% of the Company's one-to-four family residential real estate loan portfolio, are adjustable rate mortgages (ARM) tied to the prime rate of interest and have rate adjustment limitations. These loans have contractual maturities of 30 years, require interest-only payments for the first five years and amortize ratably over the last 25 years of the loan.

     The Company also originates one-to-four family residential adjustable rate mortgages, which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the ARMs originated by the Company adjust annually. The Company's ARM products generally carry interest rates that reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Company's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. Certain ARMs are convertible into fixed rate loans between the 13th and 60th months. The Company's ARMs are not subject to prepayment penalties. Additionally, the Company does not have any negative amortization ARMs. At December 31, 1998, the total balance of one-to-four family one-year ARMs was $14.9 million, or 18.6% of the Company's total one-to-four family residential loan portfolio.

     The Company originates residential first mortgage loans with loan-to-value ratios up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, the Company generally requires private mortgage insurance that reduces the Company's exposure to 80% or less of the appraised value of the underlying collateral. The Company also originates fixed-rate residential mortgage loans. These loans generally are underwritten under guidelines which would allow them to be sold in the secondary market.

     Multi-Family Real Estate and Commercial Lending.   To a lesser extent, the
Company also originates and purchases permanent multi-family real estate and commercial loans. At December 31, 1998, the Company's multi-family real estate and commercial loan portfolio totaled $38.9 million, or 19.2% of the Company's gross loan portfolio. At December 31, 1998, there were 9 multi-family real estate loans with net book values above $500,000.

     Avondale's multi-family real estate loan portfolio includes loans secured by apartments, the majority of which are located within the north and northwest Chicago area. Multi-family properties generally consist of 5 to 24 units. The Company primarily originates multi-family real estate loans with loan-to-value ratios up to 80%.

     Construction and Development Lending. The Company has made a limited number of construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one to four family residences, the development of one to four family lots and commercial real estate. Included in this category are loans for the construction of low and moderate income rental apartment buildings for senior citizens. Each of these loans represents approximately 10% of the project's total cost with the balance of the funds subsidized by various entities, including governmental agencies. At December 31, 1998, the Company had construction loans outstanding with aggregate principal balance of $2.4 million, representing 1.2 % of the Company's gross loan portfolio.

     Consumer Lending.   As a result of the growth and opportunities in the
Company's home equity and first and second mortgage lending business, the Company did not originate consumer loans in 1998. Prior to 1998, the Company originated mobile home loans through a third party broker. These loans are secured by the mobile home and are written so that collection of delinquent payments and risk of loss are the responsibility of the broker. The third party broker maintains cash reserve accounts for these loans at the Bank. As of December 31, 1998 the Company had $16.7 million of outstanding mobile home loans with associated reserves for credit losses of $3.7 million.

   Foreign Operations

     The Company does not engage in any operations in foreign countries.

   Employees

     At December 31, 1998, the Company and its subsidiary had approximately 168 employees. The Company's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

   Competition

     The Company faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, other consumer finance companies and mortgage bankers making loans secured by real estate. Other savings institutions, commercial banks and credit unions compete for customer deposits. Avondale also competes with money funds and other non-banking organizations for deposit funds. Avondale's share of the deposit market in Cook County, Illinois is less than 1%.

   Supervision and Regulation

     General. The Company is subject to broad federal regulation and oversight extending to all its operations. Avondale is a member of the Federal Home Loan Bank ("FHLB") of Chicago and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Avondale are insured by the Federal Deposit Insurance Corporation ("FDIC"). As a result, the FDIC has certain regulatory and examination authority over the Bank.

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

     The OTS also has extensive enforcement authority over savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, federal laws and regulations govern Avondale's investment, lending and branch expansion activity.

     The Bank's legal lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, Avondale's lending limit under this restriction was $5.9 million. The Bank is in compliance with its legal lending limit.

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

  The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. During 1998, the FDIC insurance charge on SAIF assessable deposits was approximately
6.1 basis points.

     Regulatory Capital Requirements. Federally insured savings associations, such as Avondale, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1998, Avondale had tangible capital of $34.7 million, or 6.97% of adjusted total assets, which is $27.2 million above the minimum leverage ratio requirement of 1.5% in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. At December 31, 1998, Avondale had risk-based capital of $38.5 million and risk-weighted assets of approximately $286.8 million; or capital of 13.41% of risk-weighted assets.

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

     Truth-In-Savings Act.   FDICIA requires the Federal Reserve Board to adopt
regulations implementing the Truth-in-Savings regulations. The Federal Reserve Board's Truth-in-Savings regulations contain, as key elements: (i) a requirement that institutions disclose yields, fees, penalties and costs for all interest-bearing accounts; (ii) a requirement that institutions use the term "annual percentage yield" in advertisements; (iii) a requirement that institutions provide 30 days notice prior to reducing rates on most accounts; and (iv) a requirement that interest be paid on entire balances rather than investable funds.

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

     Liquidity.   All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset
ratio is 5%.   In addition, short-term liquid assets (e.g. cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1998, Avondale was in compliance with both requirements.

     Accounting. An OTS policy statement applicable to all savings associations requires that the investment activities of a savings association must be in compliance with approved and documented investment polices and strategies and that an institution must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Avondale is in compliance with these rules.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. Such investments primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank was in compliance with this test.

     Transactions with Affiliates.   Generally, transactions between a savings
association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Avondale include the Company. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

     Federal Reserve System.   The Federal Reserve Board requires all depository
institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, Avondale was in compliance with these reserve requirements.

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. Avondale is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB must be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member of the FHLB of Chicago, Avondale is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1998, the Bank owned $5.3 million in FHLB stock and was in compliance with this requirement.

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

ITEM 2.   PROPERTIES

     The Company conducts its business at its corporate office and four other retail branch locations in its primary market area. All of the branches have ATM's. The Company also has a loan production and servicing office and a loan sales office. The following table sets forth information relating to each of the Company's offices as of December 31, 1998. The total net book value of Avondale's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1998 was $4.5 million.

               CORPORATE OFFICE:
               20 North Clark Street
               Chicago, Illinois

               BRANCH OFFICES:
               20 North Clark Street                   6443 N. Sheridan Road
               Chicago, Illinois                       Chicago, Illinois

               2965 North Milwaukee Avenue             8300 W. Belmont Avenue
               Chicago, Illinois                       Chicago, Illinois

               7557 West Oakton
               Niles, Illinois

               LOAN PRODUCTION AND SERVICING OFFICE:   LOAN SALES OFFICE:
               900 Frontage Road                       23422 Mill Creek Drive
               Woodridge, Illinois                     Laguna Hills, California

     The Company maintains the depositor and borrower customer records, as well as the Company's general ledger, with two outside service bureaus. The net book value of the Company's data processing and computer equipment included in fixed assets at December 31, 1998 was $1.7 million.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AVND." The approximate number of shareholders of record of Common Stock as of December 31, 1998 was 1,300. Certain of the Company's shares are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares are not known or included in the foregoing number. Such shares are not separated to count actual beneficial owners. As of December 31, 1998 there were 2,904,762 common shares outstanding.


                              MARKET INFORMATION

                                                                                        Market Price
                                                                                           Range
                                                                                ----------------------------
                                                    Dividends
     1998                                             Paid        Book Value        High            Low
     ----                                         -------------  -------------  -------------  -------------
     Quarter ended December 31..................             --         $13.31         $16.00         $ 8.38
     Quarter ended September 30.................             --          13.14          17.88          11.13
     Quarter ended June 30......................             --          14.21          18.19          15.75
     Quarter ended March 31.....................             --          13.88          16.75          14.88

     1997
     ----
     Quarter ended December 31..................             --         $13.83         $18.88         $15.63
     Quarter ended September 30.................             --          13.18          17.56          13.63
     Quarter ended June 30......................             --          15.85          17.50          12.75
     Quarter ended March 31.....................             --          14.88          18.50          16.00

   ITEM 6.  EARNINGS SUMARY AND SELECTED FINANCIAL DATA

       The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated (in thousands). The information is derived in part from and should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                            SELECTED FINANCIAL DATA

                                                 FOR THE         FOR THE         FOR THE     FOR THE NINE      FOR THE
                                                YEAR ENDED      YEAR ENDED     YEAR ENDED    MONTHS ENDED     YEAR ENDED
                                              DEC. 31, 1998   DEC. 31, 1997   DEC. 31, 1996  DEC. 31, 1995  MAR. 31, 1995
                                              --------------  --------------  -------------  -------------  --------------
   INCOME STATEMENT DATA:
   Interest income..........................        $40,148        $ 54,008         $45,881        $32,238        $32,745
   Interest expense.........................         23,340          28,327          25,917         18,941         17,832
                                                    -------        --------         -------        -------        -------
     Net interest income....................         16,808          25,681          19,964         13,297         14,913
   Provision for loan losses................          4,727          26,527           4,293          1,150            610
                                                    -------        --------         -------        -------        -------
     Net interest income after provision
       for loan losses......................         12,081            (846)         15,671         12,147         14,303
   Noninterest income.......................          5,341           3,908          10,403          1,637         (5,176)
   Noninterest expense......................         19,375          22,739          19,506          9,223         11,443
                                                    -------        --------         -------        -------        -------
   Income before income taxes...............         (1,953)        (19,677)          6,568          4,561         (2,316)
   Provision (benefit) for income taxes.....           (706)         (7,195)          2,352          1,784           (896)
   Net income (loss)........................        $(1,247)       $(12,482)        $ 4,216        $ 2,777        $(1,420)
                                                    =======        ========         =======        =======        =======

                                                      AT             AT             AT             AT             AT
                                                 DEC. 31, 1998  DEC. 31, 1997  DEC. 31, 1996  DEC. 31, 1995  MAR. 31, 1995
                                                 -------------  -------------  -------------  -------------  -------------
BALANCE SHEET DATA:
Cash and cash equivalents......................       $ 76,529       $ 67,521       $  9,074       $  6,342       $ 35,642
Trading securities.............................          2,139             --             --             --             --
Securities available-for-sale..................         86,081         46,373         35,901         77,879         54,068
Securities held-to-maturity....................             --             --          6,498          6,880         10,364
Mortgage-backed securities available for sale..         50,668         80,621        136,418        219,121         73,600
Mortgage-backed securities held-to-maturity....         43,007         53,719         61,438         64,734        165,719
Loans, net.....................................        195,876        239,942        317,300        218,467        181,349
Federal Home Loan Bank stock...................          5,290          4,540          4,790          4,415          3,915
All other assets...............................         39,340         48,742         24,152         12,699         15,046
                                                      --------       --------       --------       --------       --------
Total assets...................................       $498,930       $541,458       $595,571       $610,537       $539,703
                                                      ========       ========       ========       ========       ========

Deposits.......................................       $349,737       $397,110       $330,655       $335,861       $347,096
FHLB advances..................................        105,803         90,803         90,803         78,303         63,303
Securities sold under repurchase agreements....             --             --         69,146         76,792         21,398
Other borrowings...............................             --             --         32,000         41,500             --
All other liabilities..........................          5,304          7,582         12,078         11,166         84,336
Stockholders' equity...........................         38,086         45,963         60,889         66,915         23,570
                                                      --------       --------       --------       --------       --------
Total liabilities and stockholders' equity.....       $498,930       $541,458       $595,571       $610,537       $539,703
                                                      ========       ========       ========       ========       ========

                                              AT OR FOR THE   AT OR FOR THE   AT OR FOR THE   AT OR FOR THE   AT OR FOR THE
                                                   YEAR            YEAR            YEAR        NINE MONTHS         YEAR
                                                  ENDED           ENDED           ENDED           ENDED           ENDED
                                              DEC. 31, 1998   DEC. 31, 1997   DEC. 31, 1996   DEC. 31, 1995   MAR. 31, 1995
                                              --------------  --------------  --------------  --------------  --------------
SELECTED FINANCIAL RATIOS: (1)
Performance Ratios:
  Return on average assets..................          (0.23)%         (2.03)%          0.71%           0.65%          (0.29)%
  Return on average equity..................          (2.92)         (22.60)           6.87            5.86           (6.22)
  Net interest rate spread..................           3.39            4.22            3.00            2.62            2.99
  Net interest margin.......................           3.46            4.50            3.48            3.19            3.20
  Other expense to average assets...........           3.62            3.71            3.27            2.15            2.36
  Average interest-earning assets to
    average interest-bearing liabilities....         101.57          105.80          110.77          112.66          105.47
  Net interest income to other expense......          86.75          112.10          102.35          144.17          130.32
Asset Quality Ratios:
  Non-performing loans to total loans.......           3.15%           2.50%           1.63%           1.98%           2.23%
  Non-performing assets to total assets.....           1.38            1.35            0.93            0.86            0.82
  Allowance for loan losses to total Loans..           3.32            2.56            2.22            1.56            1.52
  Allowance for loan losses to non-
    performing loans........................         105.17          101.74          136.15           78.85           67.93
Capital Ratios:
  Average equity to average assets..........           7.97%           9.01%          10.28%          11.02%           4.71%
  Equity to total assets....................           7.63            8.49           10.22           10.96            4.37
  Tangible and Core capital.................           6.97            8.33            9.90            9.82            4.45
  Risk-based capital........................          13.41           16.89           18.99           23.29           13.21

(1) Performance ratios have been annualized for the nine month period ended December 31, 1995.


                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          1998  Three Months Ended                      1997  Three Months Ended
                                          ------------------------                      ------------------------
In thousands, except per
  share data                  Dec.       Sept.       June        March      Dec.          Sept.        June       March
                            -------    ---------    -------     --------  --------      ---------    --------   ---------
Interest income...........   $8,856     $10,140      $9,965      $11,186   $11,919      $ 13,522      $14,883   $ 13,684
Interest expense..........    5,147       5,541       6,039        6,613     6,946         7,159        7,365      6,857
                             ------     -------      ------      -------   -------      --------      -------   --------
Net interest income.......    3,709       4,599       3,926        4,573     4,973         6,363        7,518      6,827
Provision for loan losses.    2,075       1,062         764          826     1,945         6,523        3,545     14,514
                             ------     -------      ------      -------   -------      --------      -------   --------
Net interest income after
  provision for loan
   losses.................    1,634       3,537       3,162        3,747     3,028          (160)       3,973     (7,687)
Noninterest income........    2,111      (3,826)      4,915        2,141     4,824        (8,635)       6,103      1,616
Noninterest expense.......    3,639       4,891       5,287        5,558     4,545         5,865        6,553      5,776
                             ------     -------      ------      -------   -------      --------      -------   --------
Income (loss) before
  income taxes............      106      (5,180)      2,790          330     3,307       (14,660)       3,523    (11,847)
Provision (benefit) for
  income taxes............       88      (1,943)      1,024          124     1,177        (5,342)       1,238     (4,268)
                             ------     -------      ------      -------   -------      --------      -------   --------
Net income (loss).........   $   18     $(3,237)     $1,766      $   206   $ 2,130      $ (9,318)     $ 2,285   $ (7,579)
                             ======     =======      ======      =======   =======      ========      =======   ========
Basic earnings per share..   $  .01     $ (1.09)     $ 0.55      $   .06   $  0.62      $  (2.67)     $  0.65   $  (2.15)
                             ======     =======      ======      =======   =======      ========      =======   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General

     The following is a discussion and analysis of Avondale Financial Corp.'s financial position and results of operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company became the holding company for Avondale Federal Savings Bank as of April 3, 1995. The conversion, whereby the Bank converted from a Federally chartered mutual savings bank to a Federally chartered stock savings bank, and the establishment of the Holding Company (the ''Conversion'') were accounted for in a manner similar to a pooling of interests, and, as a result, the Company's financial statements include the consolidated amounts of the Bank. 1996 was the Company's first full year as a public company.

     The Company has engaged primarily in mortgage banking activities. Management oversees the Company's business along the lines of loan originations, loan servicing, retail banking and all other activities. See Note 14 of Notes to Consolidated Financial Statements for additional information. The Company's results of operations are dependent upon its net interest income, which is the difference between interest income on its interest-earnings assets and interest expense on its interest-bearing liabilities. The Company's results of operations are also affected by the provision for loan losses and the level of noninterest income and expense. Noninterest income had historically consisted primarily of service charges and other fees. Beginning in 1996 the Company began securitizing and selling loans, thereby increasing noninterest income as a result of gains on sales and servicing the securitized loans. Noninterest income also includes realized gains on sales of securities. Noninterest expense includes salaries and employee benefits, foreclosed real estate expenses, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

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

                                           For the Year Ended            For the Year Ended            For the Year Ended
                                           December 31, 1998             December 31, 1997             December 31, 1996
                                      ----------------------------  ----------------------------  ----------------------------
                                       Average    Annual   Yield/    Average    Annual   Yield/    Average    Annual   Yield/
                                       Balance   Interest   Cost     Balance   Interest   Cost     Balance   Interest   Cost
                                      ---------  --------  -------  ---------  --------  -------  ---------  --------  -------
Assets:
Interest earning assets:
 Loans..............................  $220,572    $23,007   10.43%  $344,706    $39,234   11.38%  $265,803    $24,842    9.35%
 Securities available-for-sale......   148,581      9,187    6.18     39,758      2,582    6.49     48,376      3,522    7.28
 Securities held-to-maturity........        --         --      --     10,959        933    8.51     12,885        995    7.72
 Mortgage-backed securities
  available-for-sale................    67,726      5,629    8.31    117,127      7,354    6.28    182,713     11,982    6.56
 Mortgage-backed securities held-to-
  Maturity..........................    48,592      2,325    4.79     57,837      3,905    6.75     63,208      4,540    7.18
                                      --------    -------           --------    -------           --------    -------
   Total interest-earning assets....   485,471     40,148    8.27    570,387     54,008    9.47    572,985     45,881    8.01
                                                  -------                       -------                       -------
Non interest-earning assets.........    49,837                        43,012                        23,761
                                      --------                      --------                      --------
   Total assets.....................  $535,308                      $613,399                      $596,746
                                      ========                      ========                      ========
Liabilities and Retained Earnings:
Interest-bearing liabilities:
 Deposits:
  NOW accounts......................  $  7,955        156    1.96   $  9,376        184    1.96   $  8,618        189    2.19
  Money market accounts.............    39,116      1,412    3.61     47,516      1,948    4.10     65,769      2,554    3.88
  Passbook and statement savings....    87,740      3,080    3.51     77,097      2,813    3.65     69,146      2,135    3.09
  Certificate accounts..............   226,034     12,872    5.70    237,507     13,831    5.82    173,398      9,717    5.60
                                      --------    -------           --------    -------           --------    -------
   Total deposits...................   360,845     17,520    4.86    371,496     18,776    5.05    316,931     14,595    4.61
  Advances from Federal Home Loan
   Bank.............................   117,112      5,818    4.97     90,557      5,269    5.82     90,653      5,236    5.78
  Securities sold under repurchase
   Agreements.......................        --         --      --     51,553      2,880    5.59     80,558      4,541    5.64
  Other borrowings..................        15          2   13.33     25,512      1,402    5.50     29,131      1,545    5.30
                                      --------    -------           --------    -------           --------    -------
   Total interest-bearing
    liabilities.....................   477,972     23,340    4.88    539,118     28,327    5.25    517,273     25,917    5.01
                                                  -------                       -------                       -------
Non-interest bearing deposits.......     8,742                         6,144                         6,545
Other liabilities...................     5,921                        12,896                        11,601
                                      --------                      --------                      --------
   Total liabilities................   492,635                       558,158                       535,419
Stockholders' Equity................    42,673                        55,241                        61,327
                                      --------                      --------                      --------
   Total liabilities and
    stockholders' Equity............  $535,308                      $613,399                      $596,746
                                      ========                      ========                      ========
Net interest income/Interest rate                 $16,808    3.39%              $25,681    4.22%              $19,964    3.00%
 spread.............................              =======   =====               =======   =====               =======    ====
Net interest-earning assets/net
 interest margin....................  $  7,499               3.46%  $ 31,269               4.50%  $ 55,712               3.48%
                                      ========              =====   ========              =====   ========               ====
Ratio of interest-earning assets to
 interest bearing liabilities.......    101.57%                       105.80%                       110.77%
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

   Net interest income is the primary source of revenue for the Company. It comprised 75.9% of the Company's total revenues for the year ended December 31, 1998, 86.8% of the Company's total revenues for the year ended December 31, 1997 and 65.7% for the year ended December 31, 1996.

   For the year ended December 31, 1998, net interest income decreased 34.6%, to $16.8 million. The decrease resulted from lower levels of higher earning loans and lower interest rates in 1998 compared to 1997. Average loan balances were $220.6 million with an average yield of 10.43% compared to $344.7 million and 11.38%, respectively, for the year-ago period. Average earnings assets were $485.5 million in 1998 compared to $570.4 million for the year-ago period. The net interest margin for 1998 was 3.46%, versus 4.50% for 1997 due to a change in the Company's asset mix and lower loan originations.

   For the year ended December 31, 1997 compared to 1996, net interest income increased 28.6%, to $25.7 million. The increase resulted from increased levels of higher earning loans and higher interest rates in 1997 compared to 1996. Average loan balances were $265.8 million with an average yield of 9.35% during 1996 while average earnings assets were $573.0 million. The net interest margin for 1996 was 3.48%.

   Several other factors affect net interest income including average earning assets compared to average costing liabilities. The ratio of average earning assets to average costing liabilities was 101.57% in 1998. For the year ended December 31, 1997 this ratio was 105.8%, compared to the year ended December 31, 1996 when this ratio was 110.8%. The decrease from 1997 to 1998 was primarily the result of lower receivable balances resulting primarily from 1997 and 1998 securitizations. The decrease from 1996 to 1997 was primarily the result of an increase in average deposit balances and Company stock repurchases, somewhat mitigated by lower average repurchase agreement borrowings.

   The net interest spread decreased from 4.2% for the year ended December 31, 1997 to 3.4% for the year ended December 31, 1998. The decrease was primarily the result of lower earning investments replacing higher yielding home equity and consumer loans in the Company's balance sheet. Receivable balances decreased as the result of 1997 and 1998 loan securitizations and the sale of substantially all of the Company's private label credit card portfolio during the third quarter of 1997. As a percentage of total interest earning assets, loans decreased to 45.4% of total interest earning assets in 1998 from 60.4% for the year ended December 31, 1997. Average interest bearing borrowings were $117.1 and $167.6 million in 1998 and 1997, respectively. The decrease in 1998 was due mainly to the funding provided by loan securitizations and lower overall funding needs as a result of lower loan originations.

   The net interest spread increased from 3.0% for the year ended December 31, 1996 to 4.2% for the year ended December 31, 1997. The main reason for the increase in net interest spread in 1997 was a continuing change in the asset mix due to the Company's ability to originate consumer loans. In addition, net interest spread benefited from higher yielding consumer loans. Although the Company securitized and sold $170.3 million in home equity lines of credit in 1997, average loan balances increased $78.9 million. As a percentage of total interest earning assets, loans increased to 60.4% of total interest earning assets in 1997 from 46.4% for the year ended December 31, 1996. The resultant interest income increase was partially offset by higher costing interest-bearing deposits due primarily to the change in the mix of the deposit portfolio. Average interest bearing borrowings were $167.6 and $200.3 million in 1997 and 1996, respectively. The 1997 decrease was due mainly to the funding provided by loan securitizations. In addition, 1997 borrowings were higher due to stock repurchases by the Company.

   Through 1998, the Company focused its loan origination efforts to higher yielding home equity line of credit loans tied to the prime rate. The average prime rate for the years ended December 31, 1998 and 1997 was 8.4% compared to the year ended December 31, 1996 when the average prime rate was 8.3%. The average yield on loans decreased 1.0% and 2.0%, respectively, for 1998 and 1997 primarily as a result of lower consumer loans that had higher interest rates. The average balance of lower yielding investments increased $39.2 million from the year ended December 31, 1997 to the year ended December 31, 1998 and decreased $81.5 million for the year ended December 31, 1997 from the year ended December 31, 1996. The yield on investments was essentially flat at 6.5% for the years ended December 31, 1998 and 1997. The yield on investments decreased 30 basis points from 6.8% for the year ended December 31, 1996 to 6.5% for the year ended December 31, 1997.

   Average borrowings decreased from $167.6 million for the period ended December 31, 1997 to $117.1 million for the year ended December 31, 1998 as a result of alternative funding provided by loan securitizations. During 1997, average borrowings decreased $32.7 million from 1996 also due primarily to the funding provided by securitizations completed during the year. Total average assets increased from $596.7 million in 1996 to $613.4 million in 1997 and decreased to $535.3 million in 1998. Rates on borrowings decreased from 5.7% for the years ended December 31, 1996 and 1997 to 5.0% for the year ended December 31, 1998 due to reduced use of reverse repurchase agreements and other borrowings.

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

             TABLE 2--RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

  The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated (in thousands). Information is provided in each category with respect to changes attributable to changes in volume, changes attributable to changes in rate and the total changes. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume.

                                                      Year Ended December 31, 1998        Year Ended December 31, 1997
                                                    Vs Year Ended December 31, 1997     Vs Year Ended December 31, 1996
                                                       Increase (Decrease) Due to          Increase (Decrease) Due to
                                                   ----------------------------------  ----------------------------------
                                                     Volume       Rate        Net        Volume       Rate        Net
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Interest Income:
  Loans receivable                                  $(14,129)    $(2,098)   $(16,227)    $ 8,982      $5,410     $14,392
  Securities available-for-sale                        7,067        (462)      6,605        (560)       (380)       (940)
  Securities held-to-maturity                           (933)         --        (933)       (164)        102         (62)
  Mortgage-backed securities available- for-sale      (3,102)      1,377      (1,725)     (4,118)       (510)     (4,628)
  Mortgage-backed securities held- to-maturity          (624)       (956)     (1,580)       (363)        272        (635)
                                                    --------     -------    --------     -------      ------     -------
          Total interest income                      (11,721)     (2,139)    (13,860)      3,777       4,350       8,127
                                                    --------     -------    --------     -------      ------     -------
Interest Expense:
  Deposits                                              (538)       (718)     (1,256)     (2,758)      1,424       4,181
  Advances from the Federal Home Loan Bank             1,545        (996)        549          (5)         38          33
  Securities sold under agreements to repurchase      (2,880)         --      (2,880)     (1,620)        (41)     (1,661)
  Other borrowed money                                (1,400)         --      (1,400)       (199)         56        (143)
                                                    --------     -------    --------     -------      ------     -------
          Total interest expense                      (3,273)     (1,714)     (4,987)        934       1,477       2,410
                                                    --------     -------    --------     -------      ------     -------
               Net interest income                  $ (8,448)    $  (425)   $ (8,873)    $ 2,844      $2,873     $ 5,717
                                                    ========     =======    ========     =======      ======     =======

                        TABLE 3--INVESTMENT SECURITIES

  The following table sets forth information regarding amortized cost and estimated fair value of the Company's securities (in thousands):

                                                       At December 31, 1998                    At December 31, 1997
                                              --------------------------------------  --------------------------------------
                                               Amortized       % of         Fair       Amortized       % of         Fair
                                                 Cost         Total         Value        Cost         Total         Value
                                              -----------  ------------  -----------  -----------  ------------  -----------
Securities available-for-sale:
U.S. Government agency securities...........      $46,421        54.30%      $46,609      $46,251       100.00%      $46,373
Trust Preferred securities..................       39,070        45.70        39,472           --           --            --
                                                  -------       ------       -------      -------       ------       -------
     Total..................................      $85,491       100.00%      $86,081      $46,251       100.00%      $46,373
                                                  =======       ======       =======      =======       ======       =======
Mortgage-backed securities
   available-for sale:
Collateralized Mortgage Obligations (CMO)
  Government and Agency.....................      $13,891        27.30%      $13,676      $ 5,546         6.89%      $ 5,459
  Private Issuer............................       12,453        24.47        12,468       17,951        22.31        17,836
GNMA Certificates...........................       21,161        41.58        21,106       51,874        64.45        52,334
FHLMC Certificates..........................        1,481         2.91         1,489        2,960         3.68         2,859
FNMA Certificates...........................        1,901         3.74         1,929        2,150         2.67         2,133
                                                  -------       ------       -------      -------       ------       -------
     Total..................................      $50,887       100.00%      $50,668      $80,481       100.00%      $80,621
                                                  =======       ======       =======      =======       ======       =======
Mortgage-backed securities
   held-to-maturity:
Private Issuer Collateralized Mortgage
 Obligations................................      $29,000        67.43%      $29,574      $36,313        67.60%      $35,945
GNMA Certificates...........................        1,727         4.02         1,790        2,393         4.45         2,506
FHLMC Certificates..........................          610         1.42           628          835         1.56           855
FNMA Certificates...........................       11,670        27.13        11,795       14,178        26.39        14,153
                                                  -------       ------       -------      -------       ------       -------
     Total..................................      $43,007       100.00%      $43,787      $53,719       100.00%      $53,459
                                                  =======       ======       =======      =======       ======       =======

 Securities

  The Company must maintain minimum levels of securities and other assets that qualify as liquid assets under OTS regulations. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations. Federally chartered savings institutions have the authority to invest in various types of liquid assets. Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, liquidity needs and performance objectives. The Company's investment policy also considers the inherent prepayment risk of mortgage-backed securities and call features of investment securities.

  The determination to classify a security as held-to-maturity is made in consideration of the asset/liability and capital structure of the Company. To meet the requirements, the Company must have the intent and ability to hold the security to maturity. The held-to-maturity portfolio must make economic sense from a risk return perspective throughout the expected life of the asset. While the held-to-maturity portfolio is not subject to mark-to-market accounting, it is subject to interest rate risk. To minimize this risk, the held-to-maturity portfolio must be funded by liabilities whose changes in costs are likely to correlate with changes in rates on the held-to-maturity assets. The Company's held-to-maturity portfolio exists to produce current income based upon a yield to maturity over expected costs of deposit liabilities not used to fund loans. The Company's liquidity needs are partly satisfied through the available-for-sale portfolio. The securities in the available-for-sale portfolio are viewed as residual balances from other operations, temporarily using other sources of funds while being flexible enough to meet any contingent funding needs. Generally, new securities purchased are held in the available-for-sale portfolio. This classification allows the Company maximum flexibility to respond to changing economic and business conditions. As of December 31 1998, 75.2% of the Company's investments were available-for-sale, 23.7% were held-to-maturity and

1.1% were classified as held for trading. At December 31, 1997, 70.3% of the Company's investments were classified as available-for-sale and 29.7% was classified as held-to-maturity. The Company has $2.1 million of trading investments at December 31, 1998. All trading investments were liquidated in January 1999.

  As a result of lower loan originations and the Company's attempt to invest all available capital, there has been a change in the Company's asset mix to securities from higher yielding loans. For the year ended December 31, 1998, average securities increased to $264.9 million from $225.7 million at December 31, 1997.

  During the year ended 1998, the company sold $27.1 million of its available-for-sale securities. Net gains on these securities sales totaled $307 thousand. During the year ended December 31, 1997, the Company sold available-for-sale securities with an amortized cost of $80.6 million, realizing gains on such sales of $1.2 million. The Company sells securities to maximize the total return of the available-for-sale portfolio and in response to changing market spreads and funding availability.

          TABLE 4--INVESTMENT SECURITIES MATURITY SCHEDULE AND YIELDS
                                (IN THOUSANDS)

  The following table presents the maturity distribution and average yields of the securities portfolio at December 31, 1998.

                                               One to             Over Five to
                                             Five Years            Ten Years           Over Ten Years            Total
                                        --------------------  --------------------  --------------------  --------------------
                                                   Weighted              Weighted              Weighted              Weighted
                                        Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average
                                          Cost       Yield      Cost       Yield      Cost       Yield      Cost       Yield
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Securities available-for-sale:
U.S. Government Agencies..............    $33,228      6.09%    $13,193      6.34%    $    --        --%    $46,421      6.16%
Trust Preferred securities............         --        --       2,709     11.91      36,361      7.82      39,070      8.10
                                          -------      ----     -------     -----     -------     -----     -------     -----
      Total...........................    $33,228      6.09%    $15,902      7.29%    $36,361      7.82%    $85,491      7.05%
                                          =======      ====     =======     =====     =======     =====     =======     =====
Mortgage-backed securities
    held-to-maturity:
Privately Issued Collateralized
   Mortgage Obligation (CMO)..........    $    --        --%    $    --        --%    $29,000      7.03%    $29,000      7.03%
GNMA certificates.....................         71      7.74       1,656      7.84          --        --       1,727      7.84
FHLMC certificates....................         --        --           7      7.33         603      7.40         610      7.40
FNMA certificates.....................      1,977      5.61       1,218      7.70       8,475      6.19      11,670      6.25
                                          -------      ----     -------     -----     -------     -----     -------     -----
      Total...........................    $ 2,048      5.68%    $ 2,881      7.78%    $38,078      6.85%    $43,007      6.86%
                                          =======      ====     =======     =====     =======     =====     =======     =====
Mortgage-backed securities
   available-for-sale:
Privately Issued Collateralized
   Mortgage Obligation (CMO)..........    $    --        --%    $ 1,293      4.88%    $11,160      5.93%    $12,453      5.82%
Government and Agency CMO.............      7,985      6.15       2,978      4.07       2,928      4.10      13,891      5.27
GNMA certificates.....................         --        --          --        --      21,161      5.60      21,161      5.60
FHLMC certificates....................      1,481      5.82          --        --          --        --       1,481      5.82
FNMA certificates.....................         --        --          --        --       1,901      6.29       1,901      6.29
                                          -------      ----     -------     -----     -------     -----     -------     -----
      Total...........................    $ 9,466      6.10%    $ 4,271      4.32%    $37,150      5.62%    $50,887      5.60%
                                          =======      ====     =======     =====     =======     =====     =======     =====

  Loans
                            TABLE 5--LOAN PORTFOLIO

  The following table sets forth the composition of the Company's loan portfolio in dollar amounts (in thousands) and percentages of the respective portfolios at the dates indicated.

                                     December 31, 1998     December 31, 1997     December 31, 1996      December 31, 1995
                                    --------------------  --------------------  --------------------  ---------------------
                                                Percent               Percent               Percent                Percent
                                     Amount    of Total    Amount    of Total    Amount    of Total     Amount    of Total
                                    ---------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Mortgage loans:
Home Equity lines of credit.......   $ 61,959     30.54%   $116,587     47.10%   $120,371     36.94%   $ 79,842      36.29%
One-to-four family................     80,204     39.53      82,610     33.37     101,066     31.03     107,294      48.76
Multi-family......................     18,766      9.24      22,709      9.17      23,765      7.29      28,556      12.98
Commercial........................     20,120      9.91           -         -           -         -         307       0.14
Construction or development.......      2,407      1.19       1,076      0.43       2,191      0.67       2,737       1.24
                                     --------    ------    --------    ------    --------    ------    --------     ------
Total Mortgage loans..............    183,456     90.41     222,982     90.07     247,393     75.93     218,736      99.41
Consumer loans                         19,452      9.59      24,546      9.93      78,434     24.07       1,296       0.59
                                     --------    ------    --------    ------    --------    ------    --------     ------
Gross loans.......................   $202,908    100.00%   $247,528    100.00%    325,827    100.00%    220,032     100.00%
                                                 ======                ======                ======                 ======
Unearned discounts on loans
 Purchased........................          -                     9                    19                    36
Deferred loan fees (costs)........        315                 1,274                 1,300                (1,931)
Allowance for possible loan losses      6,717                 6,303                 7,208                 3,460
                                     --------              --------              --------              --------
Loans, net........................   $195,876              $239,942              $317,300              $218,467
                                     ========              ========              ========              ========

                                       March 31, 1995
                                    --------------------
                                                Percent
                                     Amount    of Total
                                    ---------  ---------
Mortgage loans:
Home Equity lines of credit.......   $ 66,058     35.77%
One-to-four family................     86,247     46.70
Multi-family......................     28,994     15.70
Commercial........................        337      0.18
Construction or development.......      2,979      1.61
                                     --------    ------
Total Mortgage loans..............    184,615     99.96
Consumer loans                             75      0.04
                                     --------    ------
Gross loans.......................    184,690    100.00%
                                                 ======
Unearned discounts on loans
 Purchased........................         54
Deferred loan fees (costs)........        491
Allowance for possible loan losses      2,796
                                     --------
Loans, net........................   $181,349
                                     ========

  During 1998 and 1997, the Company has focused its efforts on originating equity lines of credit. The Company utilizes a credit scoring model whereby the equity lines of credit are priced according to the credit worthiness of the customer as well as the loan to value ratio of the loan. As a result, the Company believes its loans are priced relative to the risks associated with the credits. The Company originates these loans up to 100% equity in the property. In substantially all cases, broker relationships are used to originate loans. The Company originates equity lines of credit in thirty-seven states. The Company is utilizing its advances in technology to reduce the time and cost to originate and close loans and to gain access to customers throughout the country.

  Between 1997 and 1998 the gross loan portfolio decreased $44.6 million to $202.9 million at December 31, 1998 due primarily to the securitization of $100.0 million of home equity lines of credit and lower home equity line of credit originations.

  The Company's other mortgage loans have increased to $121.5 million at December 31, 1998 from $106.4 million at December 31, 1997. The Company began to market first and second mortgage products more aggressively during the second half of 1998 and purchased $20.1 million of commercial loans during 1998. Consumer loans were $19.5 million at December 31, 1998 compared to $24.5 million at December 31, 1997. The decrease of $5.0 million is due to runoff in the mobile home loan and private label credit card portfolios. The Company does not expect further growth in these portfolios.

  In February 1999, the Company entered into a transaction to sell its national mortgage origination business. However, the Company will retain its existing loan portfolio. See Subsequent Events on page 3 for additional information.

                        TABLE 6--LOAN MATURITY SCHEDULE
                                (IN THOUSANDS)

  The following schedule sets forth the contractual maturities of the Company's loan portfolio at December 31, 1998. This schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

                                                      Period Which Loans are Due to Mature:
                                                      ------------------------------------

                               Less than 1 year     Over 1 to 3 years    Over 3 to 5 years   Over 5 to 10 years
                              -------------------  -------------------  -------------------  -------------------
                                        Weighted             Weighted             Weighted             Weighted
                                         Average              Average              Average              Average
                               Amount     Rate      Amount     Rate      Amount     Rate      Amount     Rate
                              --------  ---------  --------  ---------  --------  ---------  --------  ---------
Mortgage loans:
Equity lines of credit         $ 6,641      9.64%   $ 3,715      9.67%   $     2     15.00%   $51,574     13.20
One-to-four family              34,580      8.86     18,125      8.74     12,489      9.04%    13,678      9.90
Multi-family                     1,632      9.99         17      9.00      1,024      8.02%     2,459      9.15
Commercial                       1,596      7.28     16,241      7.01      2,283      6.76          -         -
Construction or
   Development                   2,407      8.44          -         -          -         -          -         -
Consumer Loans                   3,233     17.19      4,221     16.20      2,705     10.24      4,732     10.23
                               -------     -----    -------     -----    -------     -----    -------     -----
Total Loans                    $50,089      9.47%   $42,319      8.90%   $18,503      8.88%   $72,443     12.25%
                               =======     =====    =======     =====    =======     =====    =======     =====

                                           Period Which Loans are Due to Mature:
                                           ------------------------------------
                              Over 10 to 20 years      Over 20 years          Total
                              --------------------  ------------------  --------------------
                                         Weighted            Weighted              Weighted
                                          Average             Average               Average
                               Amount      Rate     Amount     Rate      Amount      Rate
                              ---------  ---------  -------  ---------  ---------  ---------
Mortgage loans:
Equity lines of credit          $     4     11.25%   $   23     13.50%   $ 61,959     12.61%
One-to-four family                    -         -     1,332      8.25      80,204      9.03
Multi-family                      9,132      8.78     4,502      8.26      18,766      8.77
Commercial                            -         -         -         -      20,120      7.00
Construction or
   Development                        -         -         -         -       2,407      8.44
Consumer Loans                    4,561     10.04         -         -      19,452     12.64
                                -------     -----    ------     -----    --------     -----
Total Loans                     $13,697      9.20%   $5,857      8.28%   $202,908     10.24%
                                =======     =====    ======     =====    ========     =====


 Non-Performing Assets

  Non-performing assets consist of non-performing loans and other real estate owned. The Company's management policy is to place all loans on non-accrual status when the collection of principal and/or interest has become more than 90 days past due or upon bankruptcy of the borrower. As shown in Table 7, the balance of non-accrual loans at December 31, 1998 and 1997 was $6.4 and $6.2 million, respectively. Interest income which would have been recognized had these loans been current throughout the period approximated $585, $617 and $264 thousand for the years ended December 31, 1998, 1997 and 1996, respectively. The amount that was included in interest income on such loans for the years ended December 31, 1998, 1997 and 1996, was $149, $242 and $389 thousand, respectively.

  Other real estate owned includes assets acquired through loan foreclosure and repossession. The carrying value of other real estate owned is reviewed by management on a monthly basis to ensure the recoverability of its carrying value, which is the lower of cost or fair value less estimated selling costs.

  Non-performing loans as a percentage of gross loans were 3.15% as of December 31, 1998 and 2.50% as of December 31, 1997. The year to year increase is a result of the Company's approach to credit cycle management and was in line with management's expectations as the home equity portfolio continues to season and the Company continues to originate higher risk equity lines of credit. The Company's pricing policies for these products takes into account this increased risk. Management actively attempts to resolve non-performing loans, and will continue its emphasis on the collection of the loans on non-accrual, including collection of unpaid interest.

  Management continues to emphasize the early identification of loan related problems. Management is not currently aware of any significant loan, groups of loans, or segment of the loan portfolio as to which there are serious doubts as to the ability of the borrower(s) to comply with the present loan payment terms.

                        TABLE 7--NON-PERFORMING ASSETS
                                (IN THOUSANDS)

                                                        At             At             At             At            At
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                       1998           1997           1996           1995          1995
                                                  -------------  -------------  -------------  -------------  ----------
Non-accruing loans:
  Equity lines of credit.........................        $4,347         $5,159         $2,150         $2,505      $3,942
  One to four family loans.......................         1,261            207          1,523          1,495         173
  Multi-family...................................           215             47            365            388          --
  Consumer loans.................................           564            782          1,256             --          --
                                                  -------------   ------------  -------------  -------------  ----------
Total non-performing loans.......................        $6,387         $6,195         $5,294         $4,388      $4,115
                                                  =============   ============  =============  =============  ----------
Total non-performing loans to total loans........          3.15%          2.50%          1.63%          1.98%       2.23%
                                                  =============   ============  =============  =============  ----------
Real estate owned:
  One to four family loans.......................        $  329         $  545         $  270         $  837      $  316
  Consumer loans.................................           175            560             --             --          --
                                                  -------------   ------------  -------------  -------------  ----------
  Total..........................................        $  504         $1,105         $  270         $  837      $  316
                                                  =============   ============  =============  =============  ==========
Total non-performing loans and real estate
  owned to total assets..........................          1.38%          1.35%          0.93%          0.86%       0.82%
                                                  =============   ============  =============  =============  ==========


 Provision for Loan Losses

  The provision for loan losses includes current period loan losses and an amount which, in the judgment of management, is sufficient to maintain reserves for loan losses at a level that reflects known and inherent losses in the portfolio. The adequacy of the loan loss allowance is analyzed on a monthly basis. Factors considered in assessing the adequacy of the allowance include: changes in the type and volume of the loan portfolio; review of specific delinquent loans; historical loss experience; current economic trends and conditions; loan growth and other factors management deems appropriate. Management allocates the allowance for credit losses to various loan categories based on historical losses and trends by portfolio. In addition, management maintains a small unallocated allowance based on judgement, economic factors and growth in the portfolio. Although management allocates the allowance to the various components of the portfolio, management considers the entire reserve when assessing its adequacy.

  During the years ended December 31, 1998 and 1997, the Company increased the level of its allowance for loan losses due to higher inherent risks, continued seasoning and growth in the home equity line of business. For the year ended December 31, 1998 the loan loss provision was $4.7 million. The $21.8 million decrease from the year ended December 31, 1997 provision for loan losses of $26.5 million was due to the absence of loss provisions related to the Company's private label credit card portfolio, which was sold in 1997. The provision for loan losses for the year ended December 31, 1996 was $4.3 million. The allowance for loan losses as a percentage of non-performing loans was 105.2% for the year ended December 31, 1998, compared to 101.7% as of December 31, 1997. The allowance for loan losses as a percentage of gross loans increased from 2.55% as of December 31, 1997 to 3.32% as of December 31, 1998.

  The increase in non-performing loans from $6.2 million as of December 31, 1997 to $6.4 million as of December 31, 1998 was in line with management's expectations and was primarily the result of the continued seasoning of the home equity portfolio and the Company's credit cycle management policies whereby the Company originates loans with higher credit risk in exchange for higher interest rates.

  Because management is not certain as to the full collectibility of non-performing loans, potential loss exposure has been provided for in the Company's allocation of the allowance for loan losses. The allocation of the allowance to equity lines of credit has increased due to the seasoning of the portfolio.

  Management believes the allowance for loan losses at December 31, 1998 is adequate to cover known and inherent loan losses in the loan portfolio.


                TABLE 8--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                (IN THOUSANDS)

                                                               At Dec. 31,   At Dec. 31,   At Dec. 31,   At Dec. 31,   At Mar. 31,
                                                                   1998          1997          1996          1995          1995
                                                               -----------   -----------   -----------   -----------   -----------
Balance at beginning of period...............................    $ 6,303       $  7,208      $ 3,460        $2,796        $2,809
Charge-offs:
  Equity lines of credit.....................................     (3,774)        (2,768)        (691)         (290)         (400)
  One-to-four-family loans...................................        (30)          (397)          --            --          (170)
  Multi-family...............................................         --             --          (63)         (212)          (56)
  Consumer loans.............................................     (1,015)       (24,781)          --            --            --
                                                               ---------     ----------    ---------      --------      --------
                                                                  (4,819)       (27,946)        (754)         (502)          626)
                                                               ---------     ----------    ---------      --------      --------
Recoveries:
        Equity lines of credit...............................        445            312          209            --            --
  Consumer loans.............................................         61          1,387           --            16             3
                                                               ---------     ----------    ---------      --------      --------
Net charge-offs..............................................     (4,313)       (26,247)        (545)         (486)         (623)
Provision for loan losses....................................      4,727         26,527        4,293         1,150           610
                                                               ---------     ----------    ---------      --------      --------
Reserves on loans sold.......................................         --           (774)          --            --            --
Other, net...................................................         --           (411)          --            --            --
                                                               ---------     ----------    ---------      --------      --------
Balance at end of period.....................................    $ 6,717       $  6,303      $ 7,208        $3,460        $2,796
                                                               =========     ==========    =========      ========      ========
Ratio of net charge-offs during the period to average loans
   Outstanding during the period (1).........................       1.96%          0.98%        0.20%         0.25%         0.35%
                                                               =========     ==========    =========      ========      ========
Ratio of net charge-offs during the period to average non-
   Performing assets during the period (1)...................      63.04%         55.65%       12.14%        12.35%        12.15%
                                                               =========     ==========    =========      ========      ========
Ratio of allowance for loan losses to non-performing loans...     105.17%        101.74%      136.05%        78.85%        67.93%
                                                               =========     ==========    =========      ========      ========

  (1) Excludes charge-offs related to the private label credit card portfolio in 1997. Including these charge-offs, the 1997 ratios would be 7.61% and 230.83% for net charge-offs to average loans outstanding and for net charge-offs to average non-performing assets during the period, respectively.

             TABLE 9--ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                (IN THOUSANDS)

                              At December 31,    At December 31,   At December 31,   At December 31,    At March 31,
                                   1998               1997              1996              1995              1995
                           ------------------- ------------------ ----------------- ----------------- -----------------
                                  Percent of           Percent of       Percent of         Percent of        Percent of
                                   Loans In             Loans In         Loans In           Loans In          Loans In
                                     Each                Each              Each               Each              Each
                                   Category            Category          Category           Category          Category
                                   To Total            To Total          To Total           To Total          To Total
                           Amount    Loans     Amount    Loans    Amount   Loans    Amount    Loans   Amount    Loans
                           ------  --------    ------  --------   ------ --------   ------ ---------  ------  ---------
Mortgage loans:
 One-to-four family.....   $  424   39.53%    $  212     33.37%   $  513   31.03%   $  301   48.76%   $  190    46.70%
 Multi-family...........       90    9.24         82      9.17       179    7.29       150   12.98        21    15.70
 Construction &
    development.........       --    1.19         --      0.43        --      --        --    1.24        --     1.61
 Commercial.............       --    9.91         --        --        --    0.67         1    0.14         5     0.18
 Home equity line  of
    credit..............    3,992   30.54      4,830     47.10     2,539   36.94     1,125   36.29     1,063    35.77
Consumer................      314    9.59        486      9.93     1,035   24.07         9    0.59         7     0.04
Unallocated.............    1,897     N/A        693       N/A     2,942     N/A     1,874     N/A     1,510      N/A
                           ------  ------     ------    ------    ------  ------    ------  ------    ------
    Total...............   $6,717  100.00%    $6,303    100.00%   $7,208  100.00%   $3,460  100.00%   $2,796   100.00%
                           ======  ======     ======    ======    ======  ======    ======  ======    ======   =======

 Noninterest Income

   Noninterest income was $5.3, $3.9 and $10.4 million for the years ended
December 31, 1998, 1997 and 1996, respectively.   The increase from 1997 to 1998
was primarily due to the absence of the loss on the sale of substantially all of the private label credit card portfolio in 1997. Without the 1997 loss, noninterest income decreased between 1998 and 1997. The decrease in 1997 from 1996 was primarily due to the loss on the sale and disposition of the private label credit card portfolio, somewhat mitigated by increased gains on the securitization and sale of loans and increased loan fees. Additionally, noninterest income in 1996 included a $2.9 million gain on the sale of the Company's Lake Forest Branch

  Securities gains were $307 thousand, $1.2 and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company continued to take advantage of market opportunities in managing its securities portfolio on a total return basis while reducing the portfolio's size to accommodate the rising loan portfolio. The Company adjusts the portfolio depending on changing market spreads and funding availability. The changes result in higher credit quality and a greater emphasis on variable-rate securities.

  Securitization income decreased to $727 thousand in 1998 from $8.8 million in 1997 and $3.3 million in 1996. The decrease was a result of lower gains on securitizations due to market conditions and lower levels of assets sold and a 1998 charge for writing down the value of interest-only securities. In addition to the initial net gain on sale, securitization income includes loan servicing fees and any fair value adjustment of the I/O strip recorded as a result of the securitization of loans. During 1998, the Company took a $6.1 million charge to write-down the value of its interest-only securities. On a quarterly basis, the Company performs a review to determine the fair value of its interest-only strips. As part of this review, the Company reviews its assumptions of prepayment speeds, discount rates and loan losses. In the third quarter of 1998, the Company revised its discount rate to reflect reduced liquidity and higher risk premiums being required by capital markets, adjusted prepayments to be in line with both historical experience and expectations for the future, and utilized loan losses consistent with the Company's non-judgmental models. The analysis was based upon net CPR speeds ranging from approximately 30% to 45%, historical and forecasted losses discounted at the risk-free rate and an overall discount rate of 12%. The revision of the foregoing assumptions resulted in a pretax charge to the interest-only securities of $6.1 million. The Company will continue to review its assumptions quarterly and revise them when circumstances dictate. Also during 1998, the Company completed a home equity loan securitization totaling $100.0 million that resulted in a net gain on sale of $4.5 million. The gains on sale assumptions were consistent with those used to revalue the interest-only securities in the third quarter of 1998. During 1997 the Company completed two home equity loan securitizations totaling $170.3 million resulting in net gains on sale of $7.9 million. During 1997 the Company recorded a $500 thousand write-down of the value of the I/O strip that resulted from the 1996 securitization. In 1996 the Company securitized and sold $74.8 million of loans with a net gain on the sale of $3.3 million. The Company retained the servicing of these portfolios.

  The $11.9 million loss on the sale of loans during 1997 was the result of the sale and disposition of substantially all of the Company's private label credit card portfolio. The Company decided to exit this line of business during 1997.

  Loan fees were $3.0 million in the year ended December 31, 1998 compared to $4.7 million in the year ended December 31, 1997 and to $751 thousand for the year ended December 31, 1996. Late fees, which are recorded in income when received, were $772 thousand, $2.0 million and $276 thousand for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, $401 thousand and $1.1 million of home equity line of credit fees were recorded in 1998 and 1997, respectively. During 1997, other fees recorded in this caption also include interim subservicing fees for one private label credit card portfolio of $329 thousand and annual fees and merchant fees of $183 thousand and $1.0 million, respectively, from the exited PLCS business.

  Other noninterest income of $627, $596 and $526 thousand for the years ended December 31, 1998, 1997 and 1996, respectively, consists primarily of commissions on annuity sales. These commissions totaled $606, $550 and $524 thousand for the years ended December 31, 1998, 1997 and 1996, respectively.

 Noninterest Expense

  Noninterest expense was $19.4, $22.7 and $19.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Salaries and employee benefits decreased to $9.2 million for the year ended December 31, 1998 from $9.4 million for the year ended December 31, 1997 and increased from $8.2 million for the year ended December 31, 1996. The decrease in 1998 from 1997 was due to fewer employees and lower incentive compensation expense. The increase from 1996 to 1997 was primarily due to increased staffing in order to service higher levels of home equity line of credit and consumer loan volume.

  Occupancy expense was $2.8, $2.1 and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase of $755 thousand from 1997 to 1998 was primarily due to rent increases and higher depreciation and amortization expense. The increase in occupancy expense during 1997 from 1996 was primarily due to larger space requirements needed to support additional loan-related business.

  Federal Deposit Insurance expense for the twelve months ended December 31, 1998, 1997 and 1996 was $238 thousand, $238 thousand and $2.9 million, respectively. The decrease in 1997 from 1996 was partially the result of a premium reduction to approximately 6.3 cents per $100 of deposits in 1997 from 23 cents per $100 dollars of deposits during 1996. In addition, the 1996 expense includes a one time assessment of $2.3 million to recapitalize the Savings Association Insurance Fund.

  Advertising and public relations expense was $495 thousand during the year ended December 31, 1998 compared to $519 thousand in the year ended December 31, 1997 and $701 thousand for the year ended December 31, 1996. This expense varies from period to period based upon the number and extent of advertising campaigns undertaken to promote the Company's deposit and lending products.

  Data processing expense decreased to $2.0 million for the year ended December 31, 1998 from $2.9 million for the year ended December 31, 1997 and from $1.6 million for the year ended December 31, 1996. The decrease in 1998 from 1997 was due to lower third party service bureau charges and lower maintenance, equipment and programming expenses related to the exited private label credit card business. The increase in 1997 from 1996 was partially the result of higher charges from the Company's outside service bureau, which was due to an increase in the number of loan accounts. Additionally, higher depreciation of the Company's data processing equipment as well as programming enhancements contributed to the 1997 increase.

  Legal and professional fees were $2.1 million, $1.9 million and $531 thousand for the years ended December 31, 1998, 1997 and, 1996, respectively. While total legal fees were substantially the same in 1998 and 1997, the increase in 1997 from 1996 was primarily due to increased collection agency and legal fees related to the private label credit card portfolio.

  Other operating costs were $2.7, $6.0 and $4.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 was partially due to the reversal of a portion of the Company's previously established restructuring reserves. The $1.2 million reversal resulted from an assessment of the Company's restructuring reserves in light of current and anticipated circumstances relating to leases on certain facilities. In addition, lower temporary help expense, personnel hiring costs and supplies and telephone expense resulted in the decrease. These costs were lower due to lower loan volume in 1998 compared to 1997. The increase in 1997 from 1996 was primarily the result of increased loan-related expenses associated with higher home equity line of credit volume and the exited private label credit card business. These costs include postage, supplies, telephone and temporary help expenses.

 Income Taxes

  The Company realized an income tax benefit of $706 thousand and $7.2 million for the years ended December 31, 1998 and 1997, respectively. Income tax expense for the year ended December 31, 1996 was $2.4 million. The Company's effective tax rate (income tax expense/benefit divided by income before taxes) was 36.2, 36.6% and 35.8% for the years ended December 31, 1998, 1997 and 1996, respectively.

 Liquidity and Interest Rate Sensitivity Analysis

  The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest earning assets and interest bearing liabilities. The matching of assets and liabilities is accomplished by analyzing the extent to which such assets and liabilities are ''interest rate sensitive'' and by monitoring an institution's interest rate sensitivity ''gap.'' An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

  During a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

  The Company's gap position is illustrated in table 10. Loans that have adjustable rates of interest are shown as being due in the period that the rates are next subject to change. Fixed-rate loans and mortgage-backed securities are shown using the assumption that there will be no prepayment for maturities under five years, and those with maturities in excess of five years will prepay at annual rates ranging from 13% to 37%, depending on the stated rates of the underlying assets. The Company has assumed that passbook accounts will be withdrawn (decay) at annual rates of 17% of the cumulative declining balance for the first three years, 16% for the fourth and fifth years and 14% thereafter. NOW accounts will decay at an annual rate of 37% for the first year, 32% for the second and third years and 17% thereafter. Money Market accounts will decay at an annual rate of 79% for the first year and 31% thereafter. Certificates are assumed to remain outstanding through maturity. The prepayment rates for loans and mortgage-backed securities, along with the decay rates for passbook, NOW and money market accounts are based on assumptions prepared by the OTS. Such assumptions are reasonably indicative of the Company's experience over recent periods.

  Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers seeking funds to meet their
credit needs.   All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At the present time, the minimum liquid asset ratio is 5%. At December 31, 1998, Avondale was in compliance with the regulatory liquidity requirement, with an overall liquid asset ratio of 58.36%.

  In addition to cash and due from banks, marketable securities, particularly those with shorter maturities, have periodically been used as a source of asset liquidity. At December 31, 1998 and 1997, the Company held no securities that mature in one year or less. Also at December 31, 1998, securities with a book value of $41.2 million were callable at the option of the issuer within one year.

  Rate sensitivity varies for different types of interest earning assets and interest bearing liabilities. For example, rate sensitivity for Federal Funds purchased with varying daily rates or for loans indexed to the prime rate differs considerably from sensitivity for long-term securities or fixed rate loans. Time deposits over $100,000 exhibit more rate sensitivity than savings accounts. Table 11 illustrates the maturity schedule as of December 31, 1998 of time deposits $100,000 and greater. As indicated in the table, 30.0% of the deposits mature within six months. This percentage was 40.1% as of December 31, 1997.

  At December 31, 1998, deposits maturing within one year decreased $112.9
million to $151.4 million from $264.3 million at December 31, 1997.   Term
borrowings decreased $90.0 million over this same time period, to $0 at December 31, 1998 from $90.0 million at December 31, 1997.

  With approximately 53.8% of the Company's loan portfolio maturing or repricing within three months at December 31, 1998, there is an immediate effect on interest income when rates rise or fall. In a changing interest rate environment, interest expense changes more slowly primarily due to the longer-term maturities of certificates of deposits. As a result, the net interest margin on lower cost funding increases in a period of rising rates or, conversely, the net interest margin decreases in a falling rate environment.

  As illustrated in table 10, the Company is asset sensitive through the five year time horizon, with a cumulative five year sensitivity gap of 7.0% of total interest-earning assets. The Company attempts to control its interest rate risk by originating primarily adjustable-rate mortgage loans, including equity lines of credit, for its portfolio. The Company also controls interest rate risk with purchases of adjustable rate and short term securities and through the use of short term borrowings. The Company continuously monitors and manages its interest rate sensitivity position.

           TABLE 10-MATURITY OR REPRICING OF ASSETS AND LIABILITIES
                                (IN THOUSANDS)


     The following table sets forth the interest rate sensitivity of the Bank's assets and liabilities at December 31,1998 on the basis of the factors and assumptions set forth above.

                                                                      More than      More than       More than       More than
                                                        3 Months       3 months        1 Year         3 Years         5 Years
                                                        Or less       to 1 year       3 Years       to 5 Years      to 10 Years
                                                      ------------   ------------   ------------   -------------   -------------
Interest-earning assets:
Loans receivable:
   Fixed rate loans                                       $  4,391       $ 10,031       $ 22,363         $16,218        $ 28,604
   Adjustable rate loans                                   104,681         11,196              -               -               -
                                                          --------       --------       --------         -------        --------
       Total loans receivable                              109,072         21,227         22,363          16,218          28,604
Mortgage backed securities held-to-maturity                  1,629          4,343         12,246           5,571           6,648
Mortgage backed securities available for sale                2,112          5,631         16,756           9,491          14,733
Investment securities available for sale                    19,421         23,960          5,200           3,000          34,500
Interest bearing deposits and Federal Funds sold            66,566              -              -               -               -
                                                          --------       --------       --------         -------        --------
       Total investments                                    89,728         33,934         34,202          18,062          55,881
                                                          --------       --------       --------         -------        --------
Total earning assets                                       198,800         55,161         56,565          34,280          84,485

Interest-bearing liabilities:
  Passbook and statement accounts                            4,132         11,301         23,395          15,184          19,397
  NOW accounts                                               1,994          5,218          6,190           1,656           2,223
  Money market accounts                                     11,169         16,144          3,804           1,811           1,388
  Certificate accounts                                      32,926         68,518         89,692          14,663               -
  Advances from the Federal Home Loan Bank                       -              -          5,000             803         100,000
                                                          --------       --------       --------         -------        --------
       Total interest-bearing liabilities                   50,221        101,181        128,081          34,117         123,008
                                                          --------       --------       --------         -------        --------
Interest sensitivity gap per period                       $148,579       $(46,020)      $(71,516)        $   163        $(38,523)
                                                          ========       ========       ========         =======        ========
Cumulative interest sensitivity gap                       $148,579       $102,559       $ 31,043         $31,206        $ (7,317)
                                                          ========       ========       ========         =======        ========
Cumulative interest sensitivity gap as a
     Percentage of total interest-earning assets             33.07%         22.83%          6.91%           6.95%          (1.63)%
                                                          ========       ========       ========         =======        ========
Cumulative net interest-earning assets as a
     Percentage of net interest-bearing liabilities         395.85%        167.74%        111.11%         109.95%          98.32%
                                                          ========       ========       ========         =======        ========

                                                          More than
                                                          10 Years       More than
                                                         to 20 Years     20 Years       Total
                                                        -------------   -----------   ----------
Interest-earning assets:
Loans receivable:
   Fixed rate loans                                          $  4,350       $ 1,074     $ 87,031
   Adjustable rate loans                                            -             -      115,877
                                                             --------       -------     --------
       Total loans receivable                                   4,350         1,074      202,908
Mortgage backed securities held-to-maturity                     2,883         9,688       43,008
Mortgage backed securities available for sale                   1,945             -       50,668
Investment securities available for sale                            -             -       86,081
Interest bearing deposits and Federal Funds sold                    -             -       66,566
                                                             --------       -------     --------
       Total investments                                        4,828         9,688      246,323
                                                             --------       -------     --------
Total earning assets                                            9,178        10,762      449,231

Interest-bearing liabilities:
  Passbook and statement accounts                              13,417         3,814       90,640
  NOW accounts                                                  1,220           224       18,725
  Money market accounts                                           251             6       34,573
  Certificate accounts                                              -             -      205,799
  Advances from the Federal Home Loan Bank                          -             -      105,803
                                                             --------       -------     --------
       Total interest-bearing liabilities                      14,888         4,044      455,540
                                                             --------       -------     --------
Interest sensitivity gap per period                          $ (5,710)      $ 6,718     $ (6,309)
                                                             ========       =======     ========
Cumulative interest sensitivity gap                          $(13,027)      $(6,309)    $ (6,309)
                                                             ========       =======     ========
Cumulative interest sensitivity gap as a
     Percentage of total interest-earning assets                (2.90)%       (1.40)%      (1.40)%
                                                             ========       =======     ========
Cumulative net interest-earning assets as a
     Percentage of net interest-bearing liabilities             97.11%        98.62%       98.62%
                                                             ========       =======     ========


          TABLE 11--TIME DEPOSITS $100,000 AND OVER MATURITY SCHEDULE

      Maturity Period At December 31, 1998                          Amount
      ------------------------------------                      --------------
                                                                (In thousands)
      Three months or less....................................         $ 2,531
      More than three months through six months...............           4,838
      More than six months through twelve months..............           1,719
      More than twelve months.................................          15,460
                                                                       -------
      Total certificate accounts in excess of $100,000........         $24,548
                                                                       =======

Borrowed Funds

     The Company has historically borrowed funds in the form of advances from the FHLB of Chicago, securities sold under agreements to repurchase and other term borrowings.

     At December 31, 1998, the Company's borrowings consisted of FHLB advances of $5.0 million with a rate of 5.22% maturing in the year 2000, $.8 million of advances with a rate of 2.5% maturing in 2003 and $100.0 million of advances with an average rate of 4.69% maturing in 2008.

     At December 31, 1997, the Company had outstanding FHLB advances of $90.0 million with an average rate of 5.84% maturing within one year and advances of $.8 million with a rate of 2.5% maturing in the year 2003. These advances were the Company's only borrowings as of December 31, 1997.


                           TABLE 12--BORROWED FUNDS

                                                                         For the Year Ended December 31
                                                               ---------------------------------------------------
                                                                        1998            1997               1996
                                                                        ----            ----               ----
                                                                                 (In thousands)
ADVANCES FROM THE FEDERAL HOME LOAN BANK:
Average balance outstanding..................................         $117,112         $ 90,557         $ 90,653
Maximum outstanding at any month-end during the period.......          160,803           90,803           95,803
Balance outstanding at end of period.........................          105,803           90,803           90,803
Weighted average interest rate during the period.............             4.97%            5.82%            5.78%
Weighted average interest rate at end of period..............             4.70%            5.81%            5.93%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:
Average balance outstanding..................................         $      -         $ 51,553         $ 80,558
Maximum outstanding at any month-end during the period.......                -           96,311          116,447
Balance outstanding at end of period.........................                -                -           69,147
Weighted average interest rate during the period.............                -             5.59%            5.64%
Weighted average interest rate at end of period..............                -                -             5.59%

OTHER BORROWINGS:
Average balance outstanding..................................         $     15         $ 25,512         $ 29,131
Maximum outstanding at any month-end during the period.......                -           36,500           40,000
Balance outstanding at end of period.........................                -                -           32,000
Weighted average interest rate during the period.............            13.33%            5.50%            5.31%
Weighted average interest rate at end of period..............                -                -             7.00%

TOTAL BORROWINGS:
Average balance outstanding..................................         $117,127         $167,622         $200,342
Maximum outstanding at any month-end during the period.......          160,803          217,114          196,595
Balance outstanding at end of period.........................          105,803           90,803          191,950
Weighted average interest rate during the period.............             4.98%            5.70%            5.66%
Weighted average interest rate at end of period..............             4.70%            5.81%            5.99%

Capital Resources

     Federally insured savings associations, such as Avondale, are required to maintain minimum levels of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. See Item 1. Business, Supervision and Regulation Regulatory Capital Requirements and Limitations on Dividends and Other Capital Distributions for additional information. The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). As shown in table 13, at December 31, 1998, Avondale had tangible capital of $34.7 million, or 6.97% of adjusted total assets, which is $27.2 million above the minimum leverage ratio requirement of 1.5% in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. At December 31, 1998, Avondale had risk-based capital of $38.5 million and risk-weighted assets of approximately $286.8 million; or capital of 13.41% of risk-weighted assets.


                          TABLE 13--CAPITAL STANDARDS

                                              At December 31, 1998
                                           ---------------------------
                                              Amount      Percentage
                                           ------------  -------------
                                                 (In thousands)
                    Tangible capital:
                      Capital level             $34,713          6.97%
                      Requirement                 7,468          1.50
                                                -------         -----
                        Excess                  $27,245          5.47%
                                                =======         =====

                    Core capital:
                      Capital level             $34,713          6.97%
                      Requirement                19,914          4.00
                                                -------         -----
                        Excess                  $14,799          3.11%
                                                =======         =====

                    Risk-based capital:
                      Capital level             $38,472         13.41%
                      Requirement                22,946          8.00
                                                -------         -----
                        Excess                  $15,526          5.54%
                                                =======         =====

                                             Capital Ratios
                                             --------------

                                                              Well        Adequately       Under-
                                              Avondale     Capitalized    Capitalized    Capitalized
                                            ------------  -------------  -------------  -------------

          Core capital....................         6.97%     * =   5.0%       * = 4.0%        ** 4.0%
          Tier 1 risk-based capital.......        12.10      * =   6.0        * = 4.0         ** 4.0
          Total risk-based capital........        13.41      * =  10.0        * = 8.0         ** 8.0

*   More Than
**  Less Than

 Cash Flows

     During the year ended December 31, 1998, the Company continued to utilize loan securitizations as an efficient source of funding its loan growth. A securitization in the amount of $100.0 million was completed during 1998. As a result of the securitization and lower loan originations, the Company's gross loans included in its statement of financial condition decreased from $247.5 million at December 31, 1997 to $202.9 million at December 31, 1998. The Company manages an additional $231.3 million of securitized home equity lines of credit which are not included in its statement of financial condition. Total assets decreased to $498.9 million at December 31, 1998 from $538.9 million at December 31, 1997. In addition to the loan securitizations, sales of securities reduced the Company's total assets and provided cash and liquidity. The increase in FHLB advances of $15.0 million from December 31, 1997 to December 31, 1998 provided additional funds, while the decrease in deposit liabilities of $47.4 million from December 31, 1997 to December 31, 1998 used the Company's funds.

     During the year ended December 31, 1997, two securitizations totaling $170.3 million were completed. As a result of the securitizations, the Company's gross loans included in its statement of financial condition decreased from $324.5 million at December 31, 1996 to $246.2 million at December 31, 1997. The Company managed an additional $224.7 million of securitized home equity lines of at December 31, 1997. Total assets decreased to $541.5 million at December 31, 1997 from $595.6 million at December 31, 1996. The increase in deposit liabilities of $66.4 million from December 31, 1996 to December 31, 1997 provided funds, while the repayment of $101.1 million of repurchase agreements and other borrowings during 1997 used the Company's funds.

     The Company does not anticipate any significant capital expenditure that would require funding outside of the Company's normal operations.

 Recent Accounting Pronouncements and Regulatory Issues

     In June 1997, the FASB adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. This Statement also requires descriptive information about the way the operating segments were determined. The Company has presented the required disclosures pursuant to this statement in its consolidated financial statements.

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

     In October 1998, the FASB adopted Statement of Financial Accounting Standard No. 134 ("SFAS 134"), Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities, and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The provisions of SFAS 134 are effective for the first fiscal quarter beginning after December 15, 1998, with earlier application permitted. The Company adopted the provisions of this statement, the effect of which had the Company reclassify its retained interest-only securities as available for sale from trading, in the fourth quarter of 1998.

     There are no regulatory issues outstanding.


 Year 2000 Compliance

     A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Among the risks to the Company of not becoming year 2000 compliant are the loss of financial and non-financial data, defection of customers and direct and indirect financial loss. To address these risks, the Company has developed a plan for itself and its third party service providers to ensure year 2000 compliance. As part of this plan, the Company has created a committee of specialists to ensure that the Company and its vendors will be prepared for the year 2000. The committee has determined the Company's and its vendor's critical processes that must be made year 2000 compliant. On a regular basis, the committee evaluates and tests the Company's and its third party vendor's readiness for the year 2000. The Company has tested the majority of its internal systems and has determined them to be year 2000 compliant. The Company has been working with its third party vendors to determine their level of compliance and is currently awaiting results of the vendors' testing. To date, the financial impact to the Company of such compliance has not been, and is not anticipated by management to be, material to the financial position, results of operations or cash flow of the Company. In conjunction with the Company's previously announced merger, the Company will convert to Coal City's computer systems. If the merger is not completed as anticipated, management will be required to assess alternative contingency plans to ensure that the Company and its vendors will become year 2000 compliant.

 Market Risk

   The Company's market risk is primarily due to interest rate risk. The following table provides information about the Company's financial instruments that are subject to interest rate risk. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and weighted-average rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of loans and mortgage-backed securities. For core deposits that have no contractual maturity, the table presents principal cash flows and weighted-average rates based on historical experience of balance attrition.


                             FINANCIAL INSTRUMENTS SUBJECT TO INTEREST RATE RISK  PRINCIPAL MATURITIES
                                                      (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                   Principal Amount Maturing in:
                                       -----------------------------------------------------------------------------
                                                                                                                     Dec. 31,  1998
Year ending December 31                    1999       2000       2001       2002       2003   Thereafter    Total      Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Fixed interest rate loans               $ 14,422    $11,816    $10,548    $ 9,076    $ 7,142   $ 34,027    $ 87,031     $ 86,109
   Average interest rate                    8.25%      8.27%      8.10%      8.30%      8.35%      8.25%       8.25%
Adjustable rate loans                   $ 32,357    $23,297    $16,774    $12,078    $ 8,696   $ 22,360    $115,562     $111,768
   Average interest rate                   12.65%     12.60%     12.65%     12.70%     12.68%     12.75%      12.67%
Fixed interest rate securities          $ 50,913    $11,329    $ 2,679    $ 4,790    $ 1,174   $ 41,677    $112,562     $114,401
   Average interest rate                    6.10%      6.46%      6.22%      5.96%      6.36%      7.75%       6.75%
Adjustable rate securities              $  8,450    $ 5,665    $10,024    $ 8,355    $ 7,769   $ 25,999    $ 66,262     $ 66,135
   Average interest rate                    6.83%      6.31%      5.66%      6.19%      6.32%      6.66%       6.40%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Non-interest bearing deposits           $  3,212    $ 1,470    $ 1,430    $   433    $   393   $  1,743    $  8,681     $  8,681
   Average interest rate                      --         --         --         --         --         --          --
Passbook, NOW and money markets         $ 46,296    $15,249    $15,288    $ 8,893    $ 8,933   $ 40,598    $135,257     $134,855
   Average interest rate                    2.07%      2.25%      2.24%      2.34%      2.33%      2.25%       2.23%
Certificate accounts                    $101,444    $87,729    $ 1,963    $11,053    $3,3610   $     --    $205,799     $207,594
   Average interest rate                    4.64%      5.75%      5.80%      6.33%      6.75%        --        5.25%
Fixed rate FHLB advances                $     --    $    --    $    --    $    --    $   803   $100,000    $100,803     $ 90,477
   Average interest rate                      --         --         --         --       2.50%      4.69%       4.67%
Adjustable rate FHLB advances           $     --    $ 5,000    $    --    $    --    $    --   $     --    $  5,000     $  5,000
   Average interest rate                      --       5.22%        --         --         --         --        5.22%
------------------------------------------------------------------------------------------------------------------------------------

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                           AVONDALE FINANCIAL CORP.

                    1998 CONSOLIDATED FINANCIAL STATEMENTS

                           AVONDALE FINANCIAL CORP.

                           1998 FINANCIAL STATEMENTS

                                     INDEX

                                                                                                          Page
                                                                                                         ------
Independent Auditor's Report--Arthur Andersen LLP......................................................    38

Statement of Management Responsibility.................................................................    39

Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................    40

Consolidated Statements of Income for the Years Ended  December 31, 1998, 1997 and 1996................    41

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997
 and 1996..............................................................................................    42

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.............    43

Notes to the Consolidated Financial Statements.........................................................    45

                         [LOGO OF ARTHUR ANDERSEN LLP]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors of
Avondale Financial Corp.:

We have audited the accompanying balance sheets of AVONDALE FINANCIAL CORP. (the "Company") as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit of obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avondale Financial Corp. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                             /s/ Arthur Andersen LLP

Chicago, Illinois,
January 29, 1999

AVONDALE
FINANCIAL CORP.

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

The consolidated financial statements have been audited by an independent accounting firm, Arthur Andersen LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board, Management believes that representations made to the independent auditors during their audit were valid and appropriate.

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

Even effective internal controls, no mater how well designed, have inherent limitations, such as the possibility of human error or of circumvention or overriding of controls, and the consideration of cost in relation to benefit of a control. Further the effectiveness of an internal control can change with circumstances.

Avondale Financial Corp's management periodically assesses the internal controls for adequacy. Based upon these assessments, Avondale Financial Corp.'s management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of December 31, 1998 functioned effectively during the year ended December, 31 1998.

/s/ Robert S. Engelman                   /s/ Howard A. Jaffe
    Robert S. Engelman, Jr.                  Howard A. Jaffe
    President and                            Vice President and
    Chief Executive Officer                  Chief Financial Officer

                           AVONDALE FINANCIAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   At December 31
                                                                                       ------------------------------------
                                                                                             1998                   1997
                                                                                           --------              --------
                                                                                       (In thousands except per share data)
ASSETS
Cash and due from banks.......................................................             $  9,963              $  6,630
Interest-bearing deposits.....................................................               66,566                60,891
                                                                                           --------              --------
  Total cash and cash equivalents.............................................               76,529                67,521
Trading  securities (amortized cost December 31, 1998--$2,000)................                2,139                    --
Securities available-for-sale--At fair value (amortized cost Dec. 31, 1998--
        $85,491;  Dec. 31, 1997--$46,251).....................................               86,081                46,373
Mortgage-backed securities available-for-sale--At fair value (amortized cost
     Dec. 31, 1998--$50,887; Dec. 31, 1997--$80,481)..........................               50,668                80,621
Mortgage-backed securities held-to-maturity--At amortized cost
     (fair value Dec. 31, 1998--$43,787; Dec. 31, 1996--$53,451)..............               43,007                53,719
Loans held for sale--At cost..................................................               16,741                52,688
Loans.........................................................................              185,852               193,557
Less: Allowance for loan losses...............................................               (6,717)               (6,303)
                                                                                           --------              --------
  Loans, net..................................................................              195,876               239,942
Federal Home Loan Bank stock--at cost.........................................                5,290                 4,540
Office buildings and equipment, net...........................................                4,495                 5,264
Other real estate owned, net..................................................                  504                 1,105
Accrued interest receivable...................................................                3,767                 6,847
Interest-only securities......................................................               15,362                17,792
Other assets..................................................................                8,323                 5,600
Income taxes receivable.......................................................                  406                 3,866
Deferred income taxes.........................................................                6,483                 5,664
                                                                                           --------              --------
  Total assets................................................................             $498,930              $538,854
                                                                                           ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits......................................................................             $341,056              $390,539
Non-interest bearing deposits.................................................                8,681                 6,571
Advances from Federal Home Loan Bank..........................................              105,803                90,803
Advance payments by borrowers for taxes and insurance.........................                   23                   564
Accrued interest payable......................................................                  428                   482
Other liabilities.............................................................                4,853                 3,932
                                                                                           --------              --------
  Total liabilities...........................................................              460,844               492,891
                                                                                           --------              --------
Stockholders' Equity:
Common stock ($.01 par: 10,000,000 shares authorized, 2,904,762 and
 3,323,566 shares issued and outstanding, at Dec. 31, 1998 and 1997,
  respectively)...............................................................                   44                    44
Capital surplus...............................................................               43,749                43,536
Retained earnings.............................................................               17,302                18,549
Treasury stock, at cost.......................................................              (21,536)              (13,988)
Unrealized net gain on securities available-for-sale, net of tax of $81
 at Dec. 31, 1998 and $102 at Dec. 31, 1997...................................                  135                   152
Common stock acquired by ESOP.................................................                 (847)               (1,270)
Unearned portion of restricted stock awards...................................                 (761)               (1,060)
                                                                                           --------              --------
  Total stockholders' equity..................................................               38,086                45,963
                                                                                           --------              --------
  Total liabilities and stockholders' equity..................................             $498,930              $538,854
                                                                                           ========              ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AVONDALE FINANCIAL CORP.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        For the Year Ended December 31
                                                              --------------------------------------------------
                                                                  1998              1997               1996
                                                                  ----              ----               ----
                                                                     (In thousands except per share data)
INTEREST INCOME:
Loans.......................................................    $   23,007        $   39,234          $   24,842
Securities..................................................         7,954             2,649               3,965
Mortgage-backed securities..................................         4,690            11,259              16,522
Other.......................................................         4,497               866                 552
                                                                ----------        ----------          ----------
      Total interest income.................................        40,148            54,008              45,881
INTEREST EXPENSE:
Deposits....................................................        17,520            18,776              14,595
Advances from the Federal Home Loan Bank....................         5,818             5,269               5,236
Securities sold under agreements to repurchase..............            --             2,880               4,541
Other borrowings............................................             2             1,402               1,545
                                                                ----------        ----------          ----------
      Total interest expense................................        23,340            28,327              25,917
NET INTEREST INCOME:                                                16,808            25,681              19,964
Provision for loan losses...................................         4,727            26,527               4,293
                                                                ----------        ----------          ----------
Net interest income after provision for loan losses.........        12,081              (846)             15,671
NONINTEREST INCOME:
Gains on trading activities, net............................           139                 1                 216
Security gains, net.........................................           307             1,199               2,313
Securitization income, net..................................           727             8,759               3,433
Gains (losses) on sales of loans............................            --           (11,919)                  7
Loan fees...................................................         2,956             4,679                 625
Fees for customer services..................................           585               593                 361
Gain on sale of branch......................................            --                --               2,922
Other operating income......................................           627               596                 526
                                                                ----------        ----------          ----------
      Total noninterest income..............................         5,341             3,908              10,403
NONINTEREST EXPENSE:
Salaries and employee benefits..............................         9,193             9,368               8,193
Occupancy and equipment, net................................         2,824             2,069               1,448
Federal deposit insurance premiums..........................           238               238               2,886
Advertising and public relations............................           495               519                 701
Data processing.............................................         2,014             2,860               1,615
Real estate owned (income) expense, net.....................          (137)             (202)                 35
Legal and professional fees.................................         2,083             1,907                 531
Other operating expenses....................................         2,665             5,980               4,097
                                                                ----------        ----------          ----------
      Total noninterest expense.............................        19,375            22,739              19,506
                                                                ----------        ----------          ----------
Income (loss) before income taxes...........................        (1,953)          (19,677)              6,568
Provision (benefit) for income taxes........................          (706)           (7,195)              2,352
                                                                ----------        ----------          ----------
NET INCOME (LOSS)...........................................        (1,247)          (12,482)              4,216
                                                                ==========        ==========          ==========
Other comprehensive income (loss):
Unrealized gains on securities, net of tax..................           178               868               2,728
Less: Reclassification adjustments for gains included
     in net income, net of tax..............................           195               749               1,446
                                                                ----------        ----------          ----------
    Other comprehensive income (loss).......................           (17)              119               1,280
                                                                ----------        ----------          ----------
Comprehensive loss..........................................    $   (1,264)       $  (12,363)         $    5,498
                                                                ==========        ==========          ==========
PER COMMON SHARE:
Basic earnings per common share.............................    $     (.40)       $    (3.59)         $     1.13
Diluted earnings per common share...........................    $     (.40)       $    (3.59)         $     1.13
Weighted average common shares outstanding..................     3,087,168         3,476,332           3,719,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AVONDALE FINANCIAL CORP.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                     Unrealized Net Gain
                                                                                                    (loss) on Securities
                                                 Common      Capital     Retained      Treasury      Available-for-sale
                                                 Stock       Surplus     Earnings       Stock            Net of tax
                                                 -----       -------     --------       -----            ----------
                                                                       (In thousands)
                                                 -----------------------------------------------------------------------
Balance at December 31, 1995                     $   44      $43,018     $ 26,815           -                   $  1,313
                                                 -----------------------------------------------------------------------
Net Income                                                                  4,216
Purchase of 700,000 shares of
  Treasury Stock                                                                        (10,496)
Commitment to release 42,320
  ESOP shares                                                    181
Net amortization of unearned
  Portion of restricted stock
Change in unrealized net gain on securities
  Available-for-sale net of tax of $(811)                                                                         (1,280)
                                                 -----------------------------------------------------------------------
Balance at December 31, 1996                         44       43,199       31,031       (10,496)                      33
                                                 -----------------------------------------------------------------------
Net Income                                                                (12,482)
Purchase of 230,393 shares of
  Treasury Stock                                                                         (3,492)
Commitment to release 42,320
  ESOP shares                                                    337
Net amortization of unearned
  Portion of restricted stock
Change in unrealized net gain on securities
  Available-for-sale net of tax of $81                                                                               119
                                                 -----------------------------------------------------------------------
Balance At December 31, 1997                         44       43,536       18,549       (13,988)                     152
                                                 -----------------------------------------------------------------------
Net Loss                                                                   (1,247)
Purchase of 461,124 shares of
  Treasury Stock                                                                         (7,548)
Commitment to release 42,320
  ESOP shares                                                    213
Net amortization of unearned
  Portion of restricted stock
Change in unrealized net gain on securities
  Available-for-sale net of tax of $81                                                                               (17)
                                                 -----------------------------------------------------------------------
Balance at December 31, 1998                     $   44      $43,749     $ 17,302      $(21,536)                $    135
                                                 -----------------------------------------------------------------------

                                                                           Unearned              Total
                                                    Common Stock        Restricted Stock      Stockholders'
                                                  Acquired by ESOP           Awards               Equity
                                                  ----------------           ------               ------
                                                  ---------------------------------------------------------
Balance at December 31, 1995                       $  (2,116)           $  (2,159)            $  66,915
                                                  ---------------------------------------------------------
Net Income                                                                                        4,216
Purchase of 700,000 shares of
  Treasury Stock                                                                                (10,496)
Commitment to release 42,320
  ESOP shares                                            423                                        604
Net amortization of unearned
  Portion of restricted stock                                                 930                   930
Change in unrealized net gain on securities
  Available-for-sale net of tax of $(811)                                                        (1,280)
                                                  ---------------------------------------------------------
Balance at December 31, 1996                          (1,693)              (1,229)               60,889
                                                  ---------------------------------------------------------
Net Income                                                                                      (12,482)
Purchase of 230,393 shares of
  Treasury Stock                                                                                 (3,492)
Commitment to release 42,320
  ESOP shares                                            423                                        760
Net amortization of unearned
  Portion of restricted stock                                                 169                   169
Change in unrealized net gain on securities
  Available-for-sale net of tax of $81                                                              119
                                                  ---------------------------------------------------------
Balance at December 31, 1997                          (1,270)              (1,060)               45,963
                                                  ---------------------------------------------------------
                                                                                                 (1,247)
Net Loss
Purchase of 461,124 shares of                                                                    (7,548)
  Treasury Stock
Commitment to release 42,320                             423                                        636
  ESOP shares
Net amortization of unearned                                                  299                   299
  Portion of restricted stock
Change in unrealized net gain on securities
  Available-for-sale net of tax of $81                                                              (17)
                                                  ---------------------------------------------------------
Balance at December 31, 1998                       $    (847)           $    (761)            $  38,086
                                                  ---------------------------------------------------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AVONDALE FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Year Ended December 31
                                                                          ----------------------------------------------------
                                                                                1998              1997              1996
                                                                          ----------------  ----------------  -----------------
                                                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss).......................................................         $ (1,247)        $ (12,482)         $   4,216
Adjustments to reconcile net income (loss) to net cash flows
    From operating activities:
 Depreciation...........................................................            1,608             1,284                997
 Amortization (accretion), net..........................................             (838)             (477)            (3,060)
 Unearned restricted stock..............................................              299               170                930
 Provision for loan losses..............................................            4,727            26,527              4,293
 Provision (benefit) for deferred income taxes..........................             (798)           (3,044)               415
 Net gain on sales of securities available-for-sale and trading.........             (446)           (1,200)            (2,529)
 Net gains on sales of loans............................................           (4,451)           (7,943)            (3,314)
 Net gains on sales of other real estate owned..........................             (187)             (347)              (149)
 Net gains on sale of branch............................................               --                --             (2,922)
 Net changes in:
  Income taxes receivable...............................................            3,439            (3,431)                --
  Interest-only securities and other assets.............................             (293)           (2,091)            (4,033)
  Accrued interest receivable...........................................            3,080            (2,160)            (1,464)
  Income taxes payable..................................................               --              (452)               417
  Accrued interest payable..............................................              (54)              874              1,158
  Other liabilities.....................................................              921            (5,432)              (543)
                                                                                 --------         ---------          ---------
Net cash flows provided by (used in) operating activities...............            5,760           (10,204)            (5,588)
                                                                                 --------         ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities held-to-maturity.................               --             6,500                400
Purchases of trading securities.........................................           (2,000)               --                 --
Purchases of Federal Home Loan Bank stock...............................           (3,500)               --               (375)
Proceeds from sales of Federal Home Loan Bank stock.....................            2,750               250                 --
Proceeds from maturities of securities available-for-sale...............           43,968                --            123,120
Proceeds from sales of securities available-for-sale....................            9,723             7,000             52,750
Proceeds from sales of mortgage-backed securities available-for-sale....           17,732            63,079            265,850
Purchases of securities available-for-sale..............................          (92,116)          (29,545)          (134,970)
Purchases of mortgage-backed securities available-for-sale..............          (23,810)          (22,373)          (207,222)
Purchases of mortgage-backed securities held-to-maturity................               --                --             (4,424)
Principal collected on mortgage-backed securities held-to-maturity......           13,152             7,718              7,893
Principal collected on mortgage-backed securities available-for-sale....           33,436            16,541             27,994
Principal collected on securities available-for-sale....................               --            12,501                465
Proceeds from securitization and sale of loans..........................           94,518           169,129             73,989
Net increase in loans...................................................          (51,828)         (123,893)          (181,454)
Proceeds from sales of other real estate owned..........................            1,888             2,027              2,546
Proceeds from sales of office buildings and equipment...................               --                --              3,985
Expenditures for office buildings and equipment.........................             (839)           (2,673)            (2,163)
                                                                                 --------         ---------          ---------
Net cash flows provided by (used in) investing activities...............           43,074           106,261             28,384
                                                                                 --------         ---------          ---------

                           AVONDALE FINANCIAL CORP.

                                                                                    For the Year Ended December 31
                                                                       -----------------------------------------------------
                                                                               1998              1997              1996
                                                                         ----------------  ----------------  ----------------
                                                                                           (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits....................................         $(47,373)         $ 66,455          $ (5,002)
Net decrease in advance payments by borrowers for taxes and
 Insurance.............................................................             (541)             (367)             (524)
Net increase (decrease) in securities sold under agreements to
 Repurchase............................................................               --           (69,146)           (7,646)
Net increase (decrease) in other borrowings............................               --           (32,000)           (9,500)
Proceeds from Federal Home Loan Bank advances..........................          100,000            35,000            62,500
Repayment of Federal Home Loan Bank advances...........................          (85,000)          (35,000)          (50,000)
Capital surplus........................................................              213               517               181
ESOP committed to be released..........................................              423               423               423
Purchase of treasury stock.............................................           (7,548)           (3,492)          (10,496)
                                                                                --------          --------          --------
Net cash flows used in financing activities............................          (39,826)          (37,610)          (20,064)
                                                                                --------          --------          --------
INCREASE IN CASH AND CASH EQUIVALENTS..................................            9,008            58,447             2,732

CASH AND CASH EQUIVALENTS:
Beginning of period....................................................           67,521             9,074             6,342
                                                                                --------          --------          --------
Ending of period.......................................................         $ 76,529          $ 67,521          $  9,074
                                                                                ========          ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..........................................................         $ 23,394          $ 27,453          $ 24,760
Income taxes paid......................................................               79               425             1,935

The accompanying notes are an integral part of these Consolidated Financial Statements.

                           AVONDALE FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1998, 1997 and 1996

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

     SUBSEQUENT EVENTS--As discussed in Note 20 to the Consolidated Financial Statements, the Company and Coal City Corporation ("Coal City"), the holding company for Manufacturers Bank, have entered into a definitive agreement in connection with a merger of equals. Under the terms of the agreement, Coal City will be merged into the Company and the Company will be renamed MB Financial, Inc. (the "Merger"). Immediately following the Merger, the Bank's five retail branches will be merged into Manufacturers Bank. Each share of Coal City common stock will be converted into 83.5 shares of MB Financial common stock while each share of Avondale will be converted into 1 share of MB Financial. On a pro forma basis, shareholders of Coal City will own approximately 58.5% of the combined company, while stockholders of the Company will own approximately 41.5%. See
Note 20 to the Consolidated Financial Statements for additional information.

     Also as discussed in Note 20 to the Consolidated Financial Statements, on February 17, 1999, the Company completed the sale of the assets of its national mortgage origination operation to New South Federal Savings Bank ("New South"). Pursuant to the agreement, New South purchased certain assets and assumed certain liabilities of the Company. See Note 20 to the Consolidated Financial Statements for additional information.

     NATURE OF OPERATIONS--The Company's lending products consist primarily of first and second mortgages including equity lines of credit, on owner-occupied and non-owner occupied one to four family residences. The Company has expanded its wholesale distribution channels through third party brokers and other financial institutions to offer equity lines of credit in thirty-seven states. To a lesser extent, Avondale also originates multi-family development loans. The Company also offers investment products and insurance through its wholly-owned subsidiary, Avondale Financial Services, Inc. ("AFS"). The Company's revenues are principally derived from interest on loans and investment securities, securitization income and fee income.

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts and transactions of the Company, the Bank, and the Bank's wholly-owned subsidiaries, Avondale Financial Services, Avondale Funding Corp. and Avondale Community Development Corp. All material intercompany balances and transactions have been eliminated in consolidation.

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

     Securities for which the Company has the intent and ability to hold until maturity are classified as held-to-maturity. Held-to-maturity securities are carried at cost, with premiums amortized and discounts accreted using the level-yield method, adjusted for actual prepayments and changes in prepayment assumptions. Realized gains and losses are recorded in the statement of income on a specific identification basis for held-to-maturity securities.

                           AVONDALE FINANCIAL CORP.

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

     ALLOWANCE FOR LOAN LOSSES--Provisions for loan losses are charged to operations based on management's evaluation of inherent losses in the loan portfolio. The allowance for loan losses is maintained at a level to cover losses inherent in the portfolio. Among the factors considered in evaluating inherent losses are historical charge-off experience, delinquency, local and national economic conditions, the borrower's ability to repay and the value of any related collateral. Management's estimate of the fair value of collateral considers the current and anticipated real estate market conditions. As a result, estimates are susceptible to changes that could result in an adjustment to future results of operations. Recovery of the carrying value of such loans and related real estate is dependent on economic, operating and other conditions that may be beyond the Company's control.

     SECURITIZATION INCOME--Certain home equity lines of credit are securitized and sold to investors with limited recourse. The servicing rights to these loans have been retained by the Company. Upon sale, the loans are removed from the statement of financial condition and a gain is recognized for the difference between the allocated carrying value of the loans and the adjusted sales proceeds. The adjusted sales proceeds are determined based on a present value estimate of future cash flows for each loan pool sold. Future cash flows are based on the "excess spread" between the yield of the underlying loans sold and the securities issued and reflect estimates of prepayments, servicing fees, operating expenses and other factors. These cash flows are projected over the life of the loans sold using assumptions that market participants would use for similar financial instruments subject to prepayments, credit and interest rate risk and are discounted at an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. The resulting gain is reduced by applicable costs including unamortized loan origination costs relating to the pool of loans sold. The gain is further reduced by establishing a reserve for estimated probable losses under the limited recourse provisions. This reserve amount is netted against the I/O strip. The I/O strip is amortized as cash flows are received. The fair value of the I/O strip is evaluated at least quarterly, and prior to the fourth quarter of 1998, any adjustment was recognized in earnings immediately. In the fourth quarter of 1998, the Company reclassified its I/O strips as available-for-sale and any adjustments to the fair value of the securities are included in comprehensive income unless such adjustment is considered by management to be other than temporary.

                           AVONDALE FINANCIAL CORP.

     Because of the sensitivity of the value of the I/O strip to market factors beyond management's control, the actual amounts realized could differ materially from the carrying value. Net gains on sale, recourse provisions, servicing cash flows on receivables sold, and any adjustment to fair value of the interest only strips prior to the fourth quarter of 1998 are reported in the accompanying consolidated statements of income as securitization income.

     OTHER REAL ESTATE OWNED--Other real estate owned represents real estate acquired by foreclosure or by deed in lieu of foreclosure. At the date of acquisition, acquired property is recorded at the lower of carrying value or fair value less estimated costs to sell. Any excess of carrying value over fair value less estimated costs to sell at the date of acquisition is charged directly to the allowance for loan losses. Subsequent to acquisition, other real estate owned is adjusted to the lower of net carrying value or fair value less estimated costs to sell. Provisions for estimated losses on the basis of subsequent evaluations, gains or losses on sales and net expenses incurred from maintaining such properties are included in other expense. THE AMOUNTS THAT ULTIMATELY COULD BE RECOVERED FROM OTHER REAL ESTATE OWNED COULD DIFFER FROM THE AMOUNTS USED IN DETERMINING THE NET CARRYING VALUE OF THE ASSETS AS A RESULT OF MARKET FACTORS BEYOND THE COMPANY'S CONTROL.

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

     EARNINGS PER SHARE--Earnings per share computations are in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share and are based upon the weighted average shares outstanding during the year taking into account dilutive stock options. In the years ended December 31, 1998, 1997 and 1996, stock options had an anti-dilutive effect, and therefore are not included in the earnings per share calculation.

     RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with the current year's presentation.

                           AVONDALE FINANCIAL CORP.

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

     RECENT ACCOUNTING PRONOUNCEMENTS--In June 1997, the FASB adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. This Statement also requires descriptive information about the way the operating segments were determined. The Company has presented the required disclosures pursuant to this statement in the accompanying consolidated financial statements.

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

     In October 1998, the FASB adopted Statement of Financial Accounting Standard No. 134 ("SFAS 134"), Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities, and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The provisions of SFAS 134 are effective for the first fiscal quarter beginning after December 15, 1998, with earlier application permitted. The Company adopted the provisions of this statement, which allow the Company to reclassify its retained interest-only securities as available for sale from trading, in the fourth quarter of 1998.

                           AVONDALE FINANCIAL CORP.

2. SECURITIES

     The amortized cost, gross unrealized gains and losses and fair values of securities are summarized as follows (in thousands):

                                                                                        Gross          Gross
                                                                        Amortized     Unrealized   Unrealized    Fair
                                                                          Cost          GAINS         LOSSES     Value
                                                                       -----------    ----------   ----------   -------
          Available-for-sale:
            December 31, 1998
            -----------------
               U.S. Government agency securities..................      $  46,421      $   188      $     --     $ 46,609
               Trust preferred securities.........................         39,070          872          (470)      39,472
                                                                        ---------      -------      --------     --------
                Total.............................................      $  85,491      $ 1,060      $   (470)    $ 86,081
                                                                        =========      =======      ========     ========
            December 31, 1997
            -----------------
               U.S. Government agency securities..................      $  46,251      $   147      $    (25)    $ 46,373
                                                                        =========      =======      ========     ========

     The maturity of securities is as follows (in thousands):

                                                                              At December 31
                                                            --------------------------------------------------
                                                                      1998                      1997
                                                                      ----                      ----
                                                             Amortized      Fair       Amortized      Fair
                                                               Cost         Value        Cost         Value
                                                            -----------  -----------  -----------  -----------
            Available-for-sale:
              Term to maturity
              ----------------
              Due after one year through five years.......      $ 33,228    $  33,315    $  36,262   $   36,363
              Due after five years through ten years......        52,263       52,766        9,989       10,010
                                                                --------    ---------    ---------   ----------
               Total......................................      $ 85,491    $  86,081    $  46,251   $   46,373
                                                                ========    =========    =========   ==========

     Proceeds from the sales of securities available-for-sale were $9.7 million for the year ended December 31, 1998 and resulted in gross realized gains of $327 thousand and gross realized losses of $69 thousand. Proceeds from the sales of securities available-for-sale were $7.0 million for the year ended December 31, 1997 and resulted in gross realized gains of $66 thousand and no realized losses. Proceeds from the sales of securities available-for-sale were $52.8 million for the year ended December 31, 1996 and resulted in gross realized gains of $768 thousand and gross realized losses of $8 thousand. There were no sales of securities held-to-maturity during the years ended December 31, 1998, 1997 or 1996.

                           AVONDALE FINANCIAL CORP.

     As of December 31, 1998 and 1997, the Company held structured notes with an amortized cost of $8.0 and $16.8 million, respectively, and fair value of $8.0 and $16.8 million, respectively. These securities were issued by the Federal Home Loan Bank (FHLB). The structured notes are comprised primarily of securities which have coupon interest rates which ''step up'' periodically during the term to maturity.

     At December 31, 1998, securities with an amortized cost of $28.9 million and a fair value of $29.1 million were pledged to secure borrowings.

                           AVONDALE FINANCIAL CORP.

3.   MORTGAGE-BACKED SECURITIES

     The amortized cost, gross unrealized gains and losses and fair values of mortgage-backed securities are summarized as follows (in thousands):

                                                                                        Gross          Gross
                                                                        Amortized     Unrealized   Unrealized     Fair
                                                                          Cost          Gains         Losses      Value
                                                                       -----------    ----------   ----------    -------
          Available-for sale:
           December 31, 1998:
           -----------------
             Collateralized Mortgage Obligations:
               Government and Agency................................      $  13,891      $     9     $     (224)    $   13,676
               Private Issuer.......................................         12,453           35            (20)        12,468
             GNMA Certificates......................................         21,161           49           (104)        21,106
             FHLMC Certificates.....................................          1,481            8             --          1,489
             FNMA Certificates......................................          1,901           28             --          1,929
                                                                          ---------      -------     ----------     ----------
                 Total..............................................      $  50,887      $   129     $     (348)    $   50,668
                                                                          =========      =======     ==========     ==========
           December 31, 1997:
           -----------------
             Collateralized Mortgage Obligations:
               Government and Agency................................      $   5,546      $    17     $     (104)    $    5,459
               Private Issuer.......................................         17,951           14           (129)        17,836
             GNMA Certificates......................................         51,874          520            (60)        52,334
             FHLMC Certificates.....................................          2,960      -------           (101)         2,859
             FNMA Certificates......................................          2,150            3            (20)         2,133
                                                                          ---------      -------     ----------     ----------
                 Total..............................................      $  80,481      $   554     $     (414)    $   80,621
                                                                          =========      =======     ==========     ==========

          Held-to-maturity:
           December 31, 1998:
           -----------------
             Private Issuer Collateralized Mortgage
               Obligations..........................................      $  29,000      $   578     $       (4)    $   29,574
             GNMA Certificates......................................          1,727           63             --          1,790
             FHLMC Certificates.....................................            610           18             --            628
             FNMA Certificates......................................         11,670          125             --         11,795
                                                                          ---------      -------     ----------     ----------
                 Total..............................................      $  43,007      $   784     $       (4)    $   43,787
                                                                          =========      =======     ==========     ==========
           December 31, 1997:
           -----------------
             Private Issuer Collateralized Mortgage
               Obligations..........................................      $  36,313      $   110     $     (486)    $   35,937
             GNMA Certificates......................................          2,393          113             --          2,506
             FHLMC Certificates.....................................            835           20             --            855
             FNMA Certificates......................................         14,178           61            (86)        14,153
                                                                          ---------      -------     ----------     ----------
                 Total..............................................      $  53,719      $   304     $     (572)    $   53,451
                                                                          =========      =======     ==========     ==========

                           AVONDALE FINANCIAL CORP.

     Proceeds from the sale of mortgage-backed securities available for sale were $17.7 million for the year ended December 31, 1998 and resulted in gross realized gains of $49 thousand and no gross realized losses. Proceeds from the sale of mortgage-backed securities available for sale were $63.1 million for the year ended December 31, 1997 and resulted in gross gains of $1.1 million and no realized losses. Proceeds from the sale of mortgage-backed securities available for sale were $265.9 million for the year ended December 31, 1996 and resulted in gross gains of $2.2 million and gross realized losses of $481 thousand. There were no sales of mortgage-backed securities held-to-maturity during the years ended December 31, 1998, 1997 or 1996.

     At December 31, 1998 mortgage-backed securities with an amortized cost of $46.9 million and fair value of $46.8 million were pledged to secure borrowings and mortgage-backed securities with an amortized cost and fair value of $4.2 million were pledged to secure securitization spread accounts.

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

     As of December 31, 1998 and 1997, the Company had no outstanding commitments to purchase mortgage-backed securities.

4.   LOANS

     Loans are summarized as follows (in thousands):

                                                                Balance at       Percentage        Balance at       Percentage
                                                            December 31, 1998     of Total      December 31, 1997     of Total
                                                            ------------------    --------      ------------------  ----------
     Mortgage loans:
         Equity lines of credit........................      $     61,959          30.54%          $  116,587          47.10%
         One to four family............................            80,204          39.53               82,610          33.37
         Multi-family..................................            18,766           9.24               22,709           9.17
         Commercial....................................            20,120           9.91                   --             --
         Construction or development...................             2,407           1.19                1,076           0.43
                                                             ------------         ------           ----------         ------
     Total mortgage loans..............................           183,456          90.41              222,982          90.07
     Consumer loans....................................            19,452           9.59               24,546           9.93
                                                             ------------         ------           ----------         ------
     Gross loans.......................................           202,908         100.00%             247,528         100.00%
                                                                                  ======                              ======
     Less:
         Unearned discounts on loans purchased.........                --                                  (9)
         Deferred loan fees, net.......................              (315)                             (1,274)
         Allowance for loan losses.....................            (6,717)                             (6,303)
                                                             ------------                          ----------
         Loans, net....................................      $    195,876                          $  239,942
                                                             ============                          ==========

     At December 31, 1998 and 1997, home equity loans held for sale totaled $16.7 and $52.7 million, respectively.

                           AVONDALE FINANCIAL CORP.

     Equity lines of credit consist of first and second mortgage liens on both owner occupied and non-owner occupied properties which generally have interest tied to the prime rate, maturities of 5 to 10 years and require interest-only monthly payments until maturity. Outstanding equity lines of credit and unused equity lines of credit are summarized as follows (in thousands):

                                                                      At December 31
                                                         ---------------------------------
                                                                 1998           1997
                                                                 ----           ----
          Outstanding lines of credit:
          ---------------------------
          First lien owner occupied.................        $  10,873           $  15,474
          First lien non-owner occupied.............              799                 972
                                                            ---------           ---------
               Total first lien.....................           11,672              16,446
                                                            ---------           ---------

          Second lien owner occupied................           43,666              93,425
          Second lien non-owner occupied............            2,303                 531
                                                            ---------           ---------
               Total second lien....................           45,969              93,956
                                                            ---------           ---------

          Third lien owner occupied.................            4,318               6,185
                                                            ---------           ---------
                   Total equity lines of credit.....        $  61,959           $ 116,587
                                                            =========           =========

          Unused lines outstanding:
          ------------------------
          First lien................................        $   1,172           $  13,634
          Second lien...............................           10,505              40,436
          Third lien................................              867               2,188
                                                            ---------           ---------
             Total unused lines of credit...........        $  12,544           $  56,258
                                                            =========           =========

     The Company has both adjustable and fixed rate loans. At December 31, 1998, adjustable interest rate loans totaled $115.9 million and fixed rate loans totaled $87.0 million. At December 31, 1997, adjustable interest rate loans totaled $131.5 million and fixed rate loans totaled $95.6 million. All adjustable interest rate loans reset annually or more frequently. The adjustable rate loans have interest adjustment caps and are generally indexed to the prime rate. Market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

     Loans outstanding to directors and executive officers aggregated $232 thousand at December 31, 1997. Additionally, there were no unused lines of credit to directors and executive officers at December 31, 1998 or 1997. Such loans are made on substantially the same terms as those for other customers.

                           AVONDALE FINANCIAL CORP.

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

     Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

                                                                         At December 31
                                                               ---------------------------------
                                                                    1998                1997
                                                                    ----                ----
          Unused home equity lines of credit..............      $    12,544         $    56,258
          Commitments to originate mortgage loans.........           30,058              56,572
                                                                -----------         -----------
             Total........................................      $    42,602         $   112,830
                                                                ===========         ===========

     As of December 31, 1998 and 1997, the Company had commitments totaling $30.0 million and $428 thousand to originate fixed rate mortgage loans.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness and the amount of collateral obtained if deemed necessary by the Company upon extension of credit, is based upon such evaluation. Collateral required by the Company generally includes single and multi-family residential properties and income-producing commercial real estate properties.

     Mortgage loans serviced for others are not included in the accompanying statements of consolidated financial condition. Servicing loans for others generally consists of collecting mortgage payments, administering escrow accounts, remitting payments to investors and foreclosure processing. Loan servicing income is recorded as a component of securitization income on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers. These amounts totaled $2.3 million and $817 thousand for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997 the Company serviced loans for the benefit of others with aggregate unpaid principal balances of $231.3 and $224.7 million, respectively.

                           AVONDALE FINANCIAL CORP.

5. ALLOWANCES FOR LOAN LOSSES

     Activity in the allowance for loan losses are summarized as follows (in thousands):

                                                                            Year Ended December 31
                                                           -------------------------------------------------------
                                                                   1998              1997                 1996
                                                                   ----              ----                 ----
                 Balance, beginning of period.........          $   6,303        $    7,208            $  3,460
                 Provision for loan losses............              4,727            26,527               4,293
                 Charge-offs..........................             (4,819)          (27,946)               (754)
                 Recoveries...........................                506             1,699                 209
                 Reserves on loans sold...............                 --              (774)                 --
                 Other, net...........................                 --              (411)                 --
                                                                ---------        ----------            --------
                 Balance, end of period...............          $   6,717        $    6,303            $  7,208
                                                                =========        ==========            ========

     The balance of non-accrual loans at December 31, 1998 and 1997 was $6.4 and $6.2 million, respectively. The interest income that would have been recorded under the original terms of such loans during the years ended December 31, 1998, 1997 and 1996 was $585, $617 and $264 thousand, respectively. During the years ended December 31, 1998, 1997 and 1996 the amounts that were included in interest income on such loans were $149, $242 and $389 thousand, respectively.


6. SECURITIZATIONS

During the years ended December 31, 1998 and 1997, the Company securitized and sold $100.0 million and $170.3 million, respectively, of its home equity lines of credit to investors with limited recourse, retaining the servicing rights to the underlying loans. The Company retained a participation interest in the investor trust, reflecting the excess of the total amount of loans transferred to the trust over the portion represented by certificates sold to investors.
The initial participation interests retained in the equity line of credit trusts was $2.0 million for the 1998 securitization and totaled $3.5 million for the two 1997 securitizations and are included in loans in the Company's statement of financial condition. Both the 1998 and 1997 transactions were treated as sales in accordance with SFAS 125. As a result of securitizations, the Company recorded interest-only strips (I/O strips) of $15.4 million and $17.8 million at December 31, 1998 and 1997, respectively. The Company also recorded net gains in 1998, 1997 and 1996 of $4.5, $7.9 and $3.3 million, respectively, which represents the present value of estimated future cash flows reduced by the over-the-life recourse reserves and other transaction related expenses.

     The following table presents information regarding loan sale transactions for the periods indicated (dollar amounts in thousands):

                                                                      YEAR ENDED DECEMBER 31
                                                             ---------------------------------------
                                                                    1998                  1997
                                                                    ----                  ----
          Home equity lines of credit sold                      $    100,000         $    170,312
          Weighted-average coupon                                      12.47%               13.06%
          Weighted-average investor pass-through rate            LIBOR + .19%         LIBOR + .24%
          Net loan sale gains                                   $      4,451         $      7,943

                           AVONDALE FINANCIAL CORP.

     The following tables provide certain contractual delinquency information with the respect to the Company's home equity lines of credit serviced, by year of origination, as of the dates indicated:

                                                         AT DECEMBER 31, 1998
                                                         --------------------
                                                                               Delinquency
                                                -----------------------------------------------------------------------
            Year of
         Origination            Balance                   30-59               60-89                 90+        Total
         -----------            -------                   -----               -----                ----        -----
             1995               $ 14,226                   7.61%               1.90%               4.27%       13.78%
             1996                 58,354                   6.67                2.61                5.77        15.05
             1997                100,053                   4.04                1.66                3.64         9.34
             1998                 58,660                   1.21                0.64                0.50         2.35
                                --------                  -----               -----                ----        -----
             Total              $231,293                   4.21%               1.66%               3.42%        9.29%
                                ========                  =====               =====                ====        =====
                                                         AT DECEMBER 31, 1998
                                                         --------------------
                                                                               Delinquency
                                                -----------------------------------------------------------------------
           Year of
        Origination              Balance                   30-59               60-89                90+        Total
        -----------              -------                   -----               -----               ----        -----
            1995                $ 22,735                   7.61%               0.76%               2.37%       10.74%
            1996                  97,368                   8.23                1.85                2.85        12.93
            1997                 104,989                   4.02                1.58                0.80         6.40
                                --------                  -----               -----                ----        -----
            Total               $225,092                   6.20%               1.62%               1.84%        9.66%
                                ========                  =====               =====                ====        =====

7. OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows (in thousands):

                                                                                At December 31
                                                                   ---------------------------------------
                                                                         1998                   1997
                                                                         ----                   ----
         Land..................................................        $   607                $   607
         Buildings.............................................          2,233                  2,233
         Leasehold improvements................................          2,442                  2,079
         Furniture and equipment...............................          6,685                  6,226
                                                                       -------                -------
                                                                        11,967                 11,145
         Less allowances for depreciation & amortization.......         (7,472)                (5,881)
                                                                       -------                -------
            Total..............................................        $ 4,495                $ 5,264
                                                                       =======                =======

8. OTHER REAL ESTATE OWNED (OREO)

     Other real estate owned, which was acquired through foreclosure, was $504 thousand and $1.1 million at December 31, 1998 and 1997, respectively. Real estate owned consists primarily of one to four family residences.

     Real Estate owned income (expense) is summarized as follows (in thousands):

                                                                           Year Ended December 31
                                                         -----------------------------------------------------
                                                               1998              1997              1996
                                                               ----              ----              ----
Gain on sales of OREO................................         $ 240             $ 347             $ 256
Loss on sales of OREO................................           (53)               --              (107)
Other expenses.......................................           (50)             (145)             (184)
                                                              -----             -----             -----
  Other real estate owned income (expense), net......         $ 137             $ 202             $ (35)
                                                              =====             =====             =====

                           AVONDALE FINANCIAL CORP.

9. ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows (in thousands):

                                                                                 At December 31
                                                                     -----------------------------------
                                                                           1998               1997
                                                                           ----               ----
               Loans.............................................        $  1,940           $  5,407
               Securities available-for-sale.....................           1,376                603
               Mortgage-backed securities available-for-sale.....             239                414
               Mortgage-backed securities held-to-maturity.......             212                423
                                                                         --------           --------
                  Total..........................................        $  3,767           $  6,847
                                                                         ========           ========


10. DEPOSITS

  Deposit accounts are summarized as follows (dollars in thousands):

                                                AT DECEMBER 31, 1998                  AT DECEMBER 31, 1997
                                                --------------------                  --------------------
                                          WEIGHTED                              WEIGHTED
                                           AVERAGE               PERCENTAGE      AVERAGE               PERCENTAGE
                                        NOMINAL RATE   BALANCE    OF TOTAL    NOMINAL RATE   BALANCE    OF TOTAL
                                        ------------   -------   ----------   ------------   -------   ----------
  Demand accounts:
  Non-interest bearing
    demand accounts................          0.00%    $  8,681      2.48%        0.00%       $  6,571       1.65%
  NOW accounts.....................          1.17       10,044      2.88         1.97           9,972       2.51
  Money market accounts............          1.97       34,573      9.89         4.12          43,587      10.98
                                             ----     --------    ------         ----        --------     ------
    Total demand...................          1.55       53,298     15.25         3.31          60,130      15.14
  Passbook and statement
    Accounts of deposits...........          2.44       90,640     25.92         3.61          82,535      20.78
                                             ----     --------    ------         ----        --------     ------
  Certificate accounts:
    Six months or less.............          4.11       49,324     14.10         5.13          40,297      10.15
    Six months to one year.........          4.98       26,968      7.71         6.00          87,060      21.92
    One to three years.............          5.65      116,444     33.28         6.11         114,627      28.87
    Three to five years............          6.49       13,063      3.74         6.51          12,461       3.14
                                             ----     --------    ------         ----        --------     ------
    Total certificates of
     Deposit.......................          5.25      205,799     58.83         5.94         254,445      64.07
                                             ----     --------    ------         ----        --------     ------
  Total Deposits...................          3.96%    $349,737    100.00%        5.06%       $397,110     100.00%
                                             ====     ========    ======         ====        ========     ======

     Certificates of deposit in excess of $100,000 at December 31, 1998 and December 31, 1997 totaled $24.5 and $31.9 million, respectively. Deposits in excess of $100,000 are not insured by the F.D.I.C.

     Maturities of certificate accounts at December 31, 1998 are summarized as follows (in thousands):

                    Maturing:
                    ---------
                        Within 12 months...............................        $ 111,570
                        Beyond 12 months but within 24 months..........           77,737
                        Beyond 24 months but within 36 months..........            4,098
                        Beyond 36 months...............................           12,394
                                                                               ---------
                         Total.........................................        $ 205,799
                                                                               =========

                           AVONDALE FINANCIAL CORP.

     Interest expense on deposits consists of the following (in thousands):

                                                                     YEAR ENDED DECEMBER 31
                                                       -----------------------------------------------
                                                             1998            1997            1996
                                                             ----            ----            ----
                 NOW accounts..................            $   156         $   184         $   189
                 Money market accounts.........              1,412           1,948           2,554
                 Passbook accounts.............              3,079           2,813           2,135
                 Certificate accounts..........             12,873          13,831           9,717
                                                           -------         -------         -------
                    Total......................            $17,520         $18,776         $14,595
                                                           =======         =======         =======


11. ADVANCES FROM THE FEDERAL HOME LOAN BANK

     Advances from the Federal Home Loan Bank of Chicago are summarized as follows (in thousands):

                                     DECEMBER 31, 1998                          DECEMBER 31, 1997
                                     -----------------                          -----------------
                                         WEIGHTED                                   WEIGHTED
                                          AVERAGE       YEAR OF                      AVERAGE       YEAR OF
                           BALANCE         RATE         MATURITY      BALANCE         RATE         MATURITY
                           -------         ----         --------      -------         ----         --------
  Fixed rate:              $    803          2.50%          2003       $   803          2.50%          2003
                            100,000          4.69           2008

  Variable rate:                                                        85,000          5.83           1998
                              5,000          5.22           2000         5,000          6.00           2000
                           --------          ----                      -------          ----
     Total                 $105,803          4.70%                     $90,803          5.81%
                           ========          ====                      =======          ====

     The Company has pledged its stock in the Federal Home Loan Bank of Chicago as collateral for the advances from Federal Home Loan Bank of Chicago. In addition the Company is required to maintain certain qualifying first mortgage loans or mortgage-backed securities in an amount equal to at least 170 percent of the outstanding advances.

                           AVONDALE FINANCIAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(COMBINED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                                                    At December 31
                                                               --------------------------------------------------------
                                                                          1998                         1997
                                                               ---------------------------  ---------------------------
                                                                 Carrying        Fair         Carrying        Fair
                                                                  Amount         Value         Amount         Value
                                                               ------------  -------------  ------------  -------------
                                                                                    (In thousands)
         ASSETS:
         Cash and due from depository institutions...........      $  9,963       $  9,963      $  6,630       $  6,630
         Interest-bearing deposits...........................        66,566         66,566        60,891         60,891
         Securities available-for-sale.......................        86,081         86,081        46,373         46,373
         Mortgage-backed securities available-for-sale.......        50,668         50,668        80,621         80,621
         Mortgage-backed securities held-to-maturity.........        43,007         43,787        53,719         53,451
         Loans...............................................       195,876        197,877       239,942        245,346
         Interest-only strips................................        15,362         15,362        17,791         17,791
         Federal Home Loan Bank stock........................         5,290          5,290         4,540          4,540

         LIABILITIES:
         Deposits............................................       349,737        351,130       397,110        397,469
         Advances from the Federal Home Loan Bank............       105,803         95,477        90,803         90,670

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

                           AVONDALE FINANCIAL CORP.

     INTEREST-ONLY STRIPS--For interest-only strips, cash flows are projected over the life of the securitized loans using prepayment, delinquency, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. These cash flows are then discounted using an interest rate that a purchaser unrelated to the seller of such financial instruments would demand. See Note 6 to the Consolidated Financial Statements Securitizations for additional information.

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


13. COMMITMENTS AND CONTINGENCIES

     The Company leases office space for certain of its branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

                                           Gross Rents    Sublease Rents       Net
                                          --------------  --------------  --------------
               1999.....................          $2,622          $  589          $2,033
               2000.....................           2,150             424           1,726
               2001.....................           1,156              71           1,085
               2002.....................             447              --             447
               2003 and thereafter......             489              --             489
                                                  ------          ------          ------
                 Total..................          $6,864          $1,084          $5,780
                                                  ======          ======          ======

     Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain of these leases also provide for increased rental payments based on increases in the Consumer Price Index.

     Gross rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to $2.5, $2.2 and $1.6 million, respectively.

     In the ordinary course of business, there are various legal proceedings pending against the Company. Management believes the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the financial position of the Company. However, as the ultimate resolution of these proceedings is influenced by factors outside of the Company's control, it is reasonably possible that the Company's estimated liability under these proceedings could change by a material amount. Management believes its reserves for pending and threatened litigation are adequate as of December 31, 1998.

                            AVONDALE FINANCIAL CORP.

14. SEGMENT REPORTING

     The Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information in 1998. SFAS 131 established standards for reporting information about operating segments, products and services and geographic areas in annual and interim financial statements. The Company's reportable operating segments are managed separately and offer different consumer finance products with dissimilar delivery channels. All of the Company's assets and operations are located within the United States.

     The Company has three reportable segments: Retail Banking, Loan Originations and Loan Servicing. Retail Banking includes the Company's five retail branch locations that primarily engage in attracting deposit accounts. The Company's Loan Originations segment primarily provides real estate secured loans to consumers through brokers. These loans are offered with both revolving and closed-end terms and variable and fixed interest rates. The Loan Servicing segment collects and applies payments and provides customer service for borrowers. The Loan Servicing segment is responsible for servicing both loans owned by the Company and loans owned by other investors that have been securitized and sold by the Company. The remaining component of the consolidated totals includes all on balance sheet loan activity, overhead and the since-exited private label credit card business.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that intra segment transactions have not been eliminated. The Company evaluates performance and allocates resources based on income from operations after income taxes. We generally account for transactions between segments as if they were with third parties.

     The primary sources of revenue for the Loan Origination segment are securitization gains and origination fees. The Loan Servicing segment's primary sources of income are various loan fees and service fees from securitized loans. For the Retail Banking segment, transfer pricing interest income is internally allocated. In addition, interest expense on deposits is charged to the Retail Banking segment. Segment expenses are generally based on specific identification. All income and expenses not related to the Loan Origination, Loan Servicing or Retail Banking segments are recorded in the All Other segment. Also, writedowns of interest-only securities were charged to the All Other segment prior to the fourth quarter of 1998.

                                    For the Year Ended December 31, 1998
                                    ------------------------------------

                                        Loan           Loan        Retail        All     Consolidated
  (In thousands)                    Originations     Servicing    Banking       Other       Totals
                                    -------------    ---------    --------    ---------  -------------
  Total interest income                  $    --       $    --     $20,798    $ 19,350       $ 40,148
  Total interest expense                      --            --      17,520       5,820         23,340
  Provision for loan losses                   --            --          --       4,727          4,727
  Noninterest income                       6,162         6,654       1,191      (8,666)         5,341
  Noninterest expense                      8,489         4,411       4,330       2,145         19,375
  Income tax expense (benefit)              (756)          729          45        (724)          (706)
  Segment net income (loss)               (1,571)        1,514          94      (1,284)        (1,247)

  Total segment assets                       365        25,271       4,843     468,451        498,930
   Expenditures for long-lived
      assets                                  68           285         486          --            839

                           AVONDALE FINANCIAL CORP.

                                      For the Year Ended December 31, 1997
                                    ---------------------------------------

                                        Loan           Loan         Retail         All     Consolidated
(In thousands)                      Originations     Servicing     Banking        Other       Totals
                                    ------------     ---------     --------     ---------  -------------
Total interest income                    $    --       $    --      $22,283     $ 31,725       $ 54,008
Total interest expense                        --            --       18,776        9,551         28,327
Provision for loan losses                     --            --           --       26,527         26,527
Noninterest income                        14,492         5,322          963      (16,869)         3,908
Noninterest expense                        8,565         3,178        4,403        6,593         22,739
Income tax expense (benefit)               2,199           795           25      (10,214)        (7,195)
Segment net income (loss)                  3,728         1,349           42      (17,601)       (12,482)

Total segment assets                         407        23,090        4,496      510,861        538,854
 Expenditures for long-lived
    assets                                   217           909        1,547           --          2,673

                                    For the Year Ended December 31, 1996
                                   ---------------------------------------

                                        Loan           Loan         Retail         All     Consolidated
(In thousands)                      Originations    Servicing      Banking        Other       Totals
                                    ------------    ----------     --------     ---------  ------------
Total interest income                    $    --      $    --       $18,162     $ 27,719       $ 45,881
Total interest expense                        --           --        14,595       11,322         25,917
Provision for loan losses                     --           --            --        4,293          4,293
Noninterest income                        11,545          303         3,806       (5,251)        10,403
Noninterest expense                        6,255        1,843         7,136        4,272         19,506
Income tax expense (benefit)               1,894         (551)           85          924          2,352
Segment net income (loss)                  3,396         (989)          152        1,657          4,216

Total segment assets                         315       10,423         3,032      581,801        595,571
 Expenditures for long-lived
    assets                                   176          735         1,252           --          2,163

                            AVONDALE FINANCIAL CORP.

15. CAPITAL STANDARDS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject at December 31, 1998 and 1997.

     The Bank's regulatory capital at December 31, 1998 and 1997 is presented below. There were no deductions from capital for interest rate risk.

                                                                               To be Well Capitalized
                                                                                    Under Prompt
                                                              For Capital         Corrective Action
(Dollar amounts in thousands)                 Actual       Adequacy Purposes         Provisions
                                         ----------------  ------------------  -----------------------
                                          Amount   Ratio    Amount     Ratio      Amount       Ratio
                                         --------  ------  ---------  -------  ------------  ---------
As of December 31, 1998:
   Risk-based capital (to risk-weighted
      assets)                             $38,472  13.41%    $22,946    8.00%       $28,682     10.00%
   Tier 1 capital (to risk-weighted        34,713  12.10      11,473    4.00         17,209      6.00
    assets)
   Tier 1 capital (to average assets)      34,713   6.97      19,914    4.00         24,893      5.00
As of December 31, 1997:
   Risk-based capital (to risk-weighted
       assets)                            $48,767  16.89%    $23,104    8.00%       $28,881     10.00%
   Tier 1 capital (to risk-weighted        45,078  15.61      11,555    4.00         17,329      6.00
    assets)
   Tier 1 capital (to average assets)      45,078   7.35      24,536    4.00         30,670      5.00

16. EMPLOYEE BENEFIT PLANS

     The Bank has a profit-sharing plan that covers substantially all of the Bank's employees. Prior to January 1, 1995, the plan provided for contributions by the Bank in amounts as declared by the Board of Directors to a maximum of 15 percent of the participant's compensation and, for voluntary employee contributions, to a maximum of ten percent of each participant's compensation. Effective January 1, 1995, the Board of Directors of the Bank adopted a resolution to amend the profit-sharing plan to incorporate a 401(k) feature, which includes an employer matching contribution. For 1998, 1997 and 1996 the Bank contributed 50% of an employee's contribution up to 2% of salary and 25% of an employee's contributions for the next 4% of salary, with a maximum Bank contribution of $500. The employer contribution was made for employees and officers below the title of senior vice president. Compensation expense for the Bank's contribution was $25 thousand for the year ended December 31, 1998, $61 thousand for the year ended December 31, 1997 and $14 thousand for the year ended December 31, 1996.

                            AVONDALE FINANCIAL CORP.

     Effective February 1, 1995, the Board of Directors of the Bank adopted a deferred compensation plan whereby directors and executive officers may elect to defer receipt of fees and other compensation otherwise payable for services as a director or executive officer in accordance with the provisions of the plan. As of December 31, 1998, 1997 and 1996, there were $263 thousand, $348 thousand and $337 thousand, respectively of fees or compensation deferred in this plan. In addition, beginning in 1996, Directors are required to receive a portion of their fee in shares of Avondale Financial Corp. common stock. Stock received may also be deposited in the deferred compensation plan. As of December 31, 1998 and 1997, 17,874 and 5,796 shares of common stock, respectively, were deposited into the deferred plan.

1997 OMNIBUS INCENTIVE PLAN

     During 1997 the Company's stockholders approved the 1997 Omnibus Incentive Plan ("Omnibus Plan"). The Omnibus Plan replaces the 1995 Stock Option and Incentive Plan and the Recognition and Retention Plan and authorizes the issuance of up to 350,000 shares of the Company's common stock, including the granting of nonqualified stock options, stock appreciation rights and restricted stock. Subject to the terms and provisions of the Omnibus Plan, stock-based awards may be granted to directors or employees as determined by the Compensation Policy Committee of the Board of Directors ("the Committee"). The Committee has discretion in determining the number and type of awards granted to each recipient. Vesting periods for awards are also at the discretion of the Committee. No compensation expense was recorded upon issuance of the stock options under the Omnibus Plan, since the exercise option price was equal to or
greater than the market value at the respective dates of the grants.   Under the
terms of the Omnibus Plan, upon a change in control of the Company, options issued under the Omnibus Plan immediately vest to the recipient.

1995 STOCK OPTION AND INCENTIVE PLAN

     Prior to adoption of the Omnibus Plan, the Company awarded certain incentive pay under the terms of the 1995 Stock Option and Incentive Plan (the "Incentive Plan"). The Incentive Plan authorized the issuance of up to 423,200 shares of the Company's common stock, including the granting of non-qualified and qualified stock options, stock appreciation rights and limited stock appreciation rights. Subject to the terms and provisions of the Incentive Plan, stock options were granted to directors or employees as determined by the Compensation Policy Committee of the Board of Directors. All options vest over a five-year period. No compensation expense was recorded upon issuance of the stock options, since the exercise option price was equal to the market value at the respective dates of the grants. Under the terms of the Incentive Plan, upon a change in control of the Company, options issued under the Incentive Plan immediately vest to the recipient.

     The tables on the following page summarize stock-based compensation options and their related weighted average strike prices for the years ended December 31, 1998 and 1997:

                           AVONDALE FINANCIAL CORP.

                                                                   Year Ended December 31
                                           ----------------------------------------------------------------------
        All stock options:                            1998                                       1997
        -----------------                             ----                                       ----
                                                            Weighted                                   Weighted
                                              Option        Average                     Option         Average
                                              Shares      Strike Price                  Shares       Strike Price
                                              ------      ------------                  ------       ------------
        Balance, beginning of period         394,036         $  15.086                  354,909         $  14.345
          Granted                            147,978            17.794                  166,262            16.098
          Exercised                           (2,599)           14.843                   (7,903)           14.375
          Forfeited                          (30,669)           15.458                 (119,232)           14.291
                                             -------                                   --------
        Balance, end of period               508,746         $  16.051                  394,036         $  15.086
                                             =======         =========                 ========         =========
        Options exercisable                  225,962         $  16.668                   98,014         $  14.498
                                             =======         =========                 ========         =========


                                                 1997 Omnibus                           1995 Stock Option and
                                                Incentive Plan                             Incentive Plan
                                                --------------                             --------------
                                                           Weighted                                   Weighted
                                             Option        Average                      Option        Average
                                             Shares      Strike Price                   Shares      Strike Price
                                             ------      ------------                   ------      ------------
       Balance, December 31, 1996                --                --                  354,909         $  14.345
       1997 Activity:
         Granted                            163,262         $  16.099                    3,000            16.063
         Exercised                               --                --                   (7,903)           14.375
         Forfeited                           (7,770)           14.375                 (111,462)           14.285
                                            -------                                   --------
       Balance, December 31, 1997           155,492         $  16.186                  238,544         $  14.369
                                            -------         ---------                 --------         ---------
       1998 Activity:
         Granted                            147,978            17.794                       --                --
         Exercised                             (649)           16.250                   (1,950)           14.375
         Forfeited                          (15,619)           16.549                  (15,050)           14.325
                                            -------                                   --------
       Balance, December 31, 1998           287,202         $  17.342                  221,544         $  14.378
                                            =======         =========                 ========         =========
       Options exercisable                   95,040         $  19.827                  130,922         $  14.374
                                            =======         =========                 ========         =========

     At December 31, 1998, the strike price of outstanding options ranged from $12.63 to $22.28 and the weighted-average remaining contractual term was 5.5 years. For the years ended December 31, 1998 and 1997, the weighted-average fair value of options granted was $5.13 and $4.72, respectively.

     The fair value of options that were granted during 1998 and 1997 was determined using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model:

                   Variable             1998 Weighted-Average         1997 Weighted-Average
                   --------             ---------------------         --------------------
          Risk-free interest rate                5.61%                         5.96%
          Expected volatility                   18.51                         25.27
          Expected Life                          4.47 years                    5.09 years
          Expected dividends                  $    --                      $     --

                           AVONDALE FINANCIAL CORP.

     The accounting method for stock-based compensation provided in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-based Compensation, in particular for stock options, differs from APB Opinion No. 25, under which most of the accounting requirements for stock-based compensation were previously contained. The Company has decided not to adopt the measurement recognition provisions of SFAS 123. An entity that continues to apply APB Opinion 25 is required to provide pro forma net income and earnings per share, as if the accounting method in SFAS 123 had been used for stock-based compensation costs.

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings per share after the effect of income taxes would have been reduced to the following pro forma amounts (rounded to the nearest thousand except per share data):

                                                                      Year Ended December 31
                                             -------------------------------------------------------------
                                                      1998                 1997                 1996
                                                      ----                 ----                 ----
     Net income (loss):     As reported           $  (1,247)           $  (12,482)           $   4,216
                            Pro forma                (1,734)              (12,808)               3,594

     Basic earnings per     As reported           $   (0.40)           $    (3.59)           $    1.13
        share:              Pro forma                 (0.56)                (3.69)                0.97

RECOGNITION AND RETENTION PLAN

     During 1995, the Company's stockholders approved the Recognition and Retention Plan ("RRP") which authorized the issuance of up to 169,280 shares of the Company's common stock as restricted stock. Subject to the terms and provisions of the RRP, restricted stock was granted to employees as determined by the Compensation Policy Committee of the Board of Directors. Under the terms of the RRP, recipients have all of the rights of stockholders, except that the shares cannot be disposed of until certain restrictions have lapsed. On the date of the grant, the market price of the shares was added to common stock and capital surplus and an equal amount was deducted from stockholders' equity (unearned portion of restricted stock awards). The unearned portion is being amortized to expense over the five-year vesting period using the straight-line method.

     During 1996, under the terms of the RRP, 2,250 shares of stock were awarded. Also during 1996, 9,000 shares were canceled. During 1997, 7,700 additional shares were granted under the terms of the RRP. Also during 1997, 55,499 shares were canceled. For the year ended December 31, 1998, 4,200 shares were granted and 3,600 shares were cancelled.

     Amortization of the unearned portion of restricted stock awards was $299, $170 and $930 thousand for the years ending December 31, 1998, 1997 and 1996, respectively.

                           AVONDALE FINANCIAL CORP.

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

     In conjunction with the Merger discussed in Note 20 to the Consolidated Financial Statements, the ESOP will be terminated upon consummation of the Merger. Any assets remaining in the ESOP after repayment of the ESOP loan will be allocated to participants on the same basis as contributions.

     Vesting in the ESOP is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Company or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability, or separation from service. As the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. The Company recorded $703, $670 and $604 thousand of ESOP compensation expense for the years ended December 31, 1998, 1997 and 1996, respectively.


17.  RESERVE FOR RESTRUCTURING

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

     During 1998, the Company reduced the restructuring reserve by $1.2 million based upon an assessment of the reserve in light of current and anticipated circumstances relating to leases on certain facilities.

     As of December 31, 1998, 1997 and 1996, $6.3, $5.8 and $4.7 million, respectively, has been charged to the restructuring accrual.

                           AVONDALE FINANCIAL CORP.

18.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                               Year Ended December 31
                                                                 ----------------------------------------------
                                                                     1998            1997            1996
                                                                     ----            ----            ----
       Current..............................................        $    92       $  (4,151)       $  1,937
       Deferred.............................................           (798)         (3,044)            415
                                                                    -------       ---------        --------
          Total income tax provision (benefit)..............        $  (706)      $  (7,195)       $  2,352
                                                                    =======       =========        ========

     The difference between recorded income taxes and the amount computed at the statutory Federal income tax rates are as follows:

                                                                          Year Ended December 31
                                                       --------------------------------------------------------------
                                                            1998                 1997                 1996
                                                            ----                 ----                 ----
            Statutory rate......................           34.00%               34.00%               34.00%
            State income taxes..................            1.88                 1.88                 1.94
            Other...............................             .27                  .69                (0.13)
                                                           -----                -----                -----
              Effective income tax rate.........           36.15%               36.57%               35.81%
                                                           =====                =====                =====

                           AVONDALE FINANCIAL CORP.

     Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes, and (b) net operating loss and tax credit carryforwards. The tax effects of items comprising the Company's deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                  At December 31
                                                                     ----------------------------------------
                                                                          1998                     1997
                                                                          ----                     ----
            Deferred tax assets:
              Allowance for loan losses...........................      $     2,305              $    2,089
              Restructuring.......................................              357                   1,061
              Securitization gains, net...........................            1,023
              Depreciation........................................              197                     193
              Federal net operating loss carryforward.............            2,903                   4,502
              State net operating loss carryforward...............              310                     335
              Alternative minimum tax carryforward................              395                      --
              Other...............................................              249                     504
                                                                        -----------              ----------
               Total deferred tax assets..........................            7,739                   8,684
                                                                        -----------              ----------
            Deferred tax liabilities:
              Securitization gains, net...........................               --                  (2,004)
              FHLB stock..........................................             (181)                   (178)
              Accretion on securities.............................             (674)                   (493)
              Unrealized gains on securities available-for-sale...              (81)                   (102)
              Other...............................................             (320)                   (243)
                                                                        -----------              ----------
               Total deferred tax liabilities.....................           (1,256)                 (3,020)
                                                                        -----------              ----------
                   Net deferred tax assets........................      $     6,483              $    5,664
                                                                        ===========              ==========

     The Company is permitted under the Internal Revenue Code (the "Code") to deduct from taxable income a provision for bad debts which differs from the provisions for such losses recognized in the consolidated statements of operations. Accordingly, retained earnings at December 31, 1998 included approximately $5.1 million for which no provision for deferred income taxes has been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, Federal income taxes will be imposed at the then applicable rates.

                           AVONDALE FINANCIAL CORP.

19. PARENT COMPANY STATEMENTS

     Presented below are the condensed statements of financial condition and statements of income and cash flows for Avondale Financial Corp.

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                At December 31
                                                     ------------------------------------------
                                                               1998                   1997
                                                               ----                   ----
                                                                    (In thousands)
          Cash and due from banks                            $ 1,376                 $    50
          Investment in subsidiary                            34,848                  44,354
          Prepaid expense & other assets                       1,862                   1,565
                                                             -------                 -------
               Total assets                                  $38,086                 $45,969
                                                             =======                 =======

          Other liabilities                                  $    --                 $     6
          Stockholders' equity                                38,086                  45,963
                                                             -------                 -------
               Total liabilities and equity                  $38,086                 $45,969
                                                             =======                 =======


                        CONDENSED STATEMENTS OF INCOME

                                                              FOR THE YEAR ENDED DECEMBER 31
                                                           ----------------------------------------
                                                                   1998                  1997
                                                                   ----                  ----
                                                                        (In thousands)
          Dividends from bank subsidiary                         $ 8,700               $  2,768
          Interest income                                             98                    126
                                                                 -------               --------
             Total operating income                                8,798                  2,894
          Operating expenses                                         556                    630
                                                                 -------               --------
          Income before equity in undistributed loss
              of subsidiaries                                      8,242                  2,264
          Equity in undistributed loss of subsidiary              (9,489)               (14,746)
                                                                 -------               --------
              Net income (loss)                                  $(1,247)               (12,482)
                                                                 =======               ========

                           AVONDALE FINANCIAL CORP.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------------
                                                                               1998                     1997
                                                                               ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                               (In thousands)
Net income (loss)                                                            $(1,247)                $(12,482)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Net change in:
  Prepaid expenses and other assets                                             (297)                    (128)
  Other liabilities                                                               (6)                    (570)
                                                                             -------                 --------
Net cash flows used by operating activities                                   (1,550)                 (13,180)
                                                                             -------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends from Avondale Federal Savings Bank                                   8,700                    2,768
Change in equity in Avondale Federal Savings Bank                                806                   11,859
                                                                             -------                 --------
Net cash flows provided by investing activities                                9,506                   14,627
                                                                             -------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional paid-in capital                                                       213                      337
ESOP common stock committed to be released                                       423                      423
Amortization of unearned restricted stock                                        299                      169
Change in unrealized gains on available-for-sale securities                      (17)                     119
Purchase of treasury stock                                                    (7,548)                  (3,492)
                                                                             -------                 --------
Net cash flows used in financing activities                                   (6,630)                  (2,444)
                                                                             -------                 --------
Increase (decrease) in cash and cash equivalents                               1,326                     (997)
Cash and cash equivalents:
Beginning of period                                                               50                    1,047
                                                                             -------                 --------
End of period                                                                $ 1,376                 $     50
                                                                             =======                 ========

                           AVONDALE FINANCIAL CORP.

20.  SUBSEQUENT EVENTS

     On October 13, 1998 the Company and Coal City Corporation ("Coal City"), the holding company for Manufacturers Bank, announced they had entered into a definitive agreement in connection with a merger of equals. The combined company will be called MB Financial, Inc. ("MB Financial") and have assets of approximately $1.4 billion. Coal City is a privately held bank holding company headquartered in Chicago whose principal subsidiary, Manufacturers Bank, operates eight banking offices in the Chicago metropolitan area. At December 31, 1998, Coal City had consolidated assets of $872 million and total shareholders equity of $47 million.

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

     In connection with the agreement, the Company and Coal City granted each other an option to acquire up to 19.9% of the outstanding common stock of the other upon the occurrence of certain events. The transaction is expected to close on February 28, 1999 and will be accounted for as a purchase of the Company by Coal City. The transaction has been granted regulatory approval and was approved by stockholders of Avondale and Coal City in February 1999. Additional information related to the Merger is included in the Company's Proxy Statement dated January 8, 1999 for the Special Meeting of Stockholders held on February 10, 1999 and in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On February 17, 1999, the Company completed the sale of the assets of its national mortgage origination operation to New South Federal Savings Bank ("New South") of Birmingham, Alabama. Pursuant to the agreement, New South purchased certain assets and assumed certain liabilities of the Company. The Company accepted a promissory note for the purchase price of approximately $2.0 million, which approximates the net book value of assets sold, that will be due in five years from the date of purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

DIRECTORS

     The Company's Board of Directors currently consists of eight members, each of whom is also a director of the Bank. The Board is divided into three classes, each of which contains approximately one-third of the Board, and approximately one-third of the directors are elected annually. Directors of the Company are generally elected to serve for a three-year term or until their respective successors are elected and qualified.

     The following table sets forth certain information, as of December 31, 1998, regarding the Company's Board of Directors, including each director's term of office.

                                                                                         SHARES OF
                                                                                        COMMON STOCK        PERCENT
                                        POSITION(S) HELD       DIRECTOR      TERM TO    BENEFICIALLY          OF
           NAME               AGE        IN THE COMPANY        SINCE (1)      EXPIRE     OWNED (2)           CLASS
           ----               ----       --------------        ---------      ------     --------            -----
Jameson A. Baxter             55     Director                      1993        2001       15,813                0.05%
R. Thomas Eiff                58     Chairman of the Board         1991        1999       17,415                0.06
Robert S. Engelman, Jr.       57     Director, President and       1993        1999      213,689(3)             7.46
                                     Chief Executive Officer
Sandra P. Guthman             54     Director                      1995        2001        8,731                0.03
Arthur L. Knight, Jr.         61     Director                      1993        1999       19,868                0.07
Peter G. Krivkovich           52     Director                      1993        2000       10,568                0.04
Hipolito Roldan               55     Director                      1993        2000        6,560                0.02
Robert A. Wislow              54     Director                      1993        2001       10,879                0.04

_______

(1) Includes service as a director of the Bank prior to the formation of the Company.
(2) Includes shares held directly, in retirement accounts, in the deferred compensation plan, in a fiduciary capacity or by certain affiliated entities or members of the named individuals' families, with respect to which shares the named individuals may be deemed to have sole or shared voting and/or dispositive powers. Excludes 42,320, 13,464, 3,640, and 2,878 shares subject to options granted under the Stock Option Plan to Messrs. Engelman and Eiff, Knight, and each of the other Directors, respectively, which options are not exercisable within 60 days of December 31, 1998. Includes Board of Directors retainer fees deferred in the form of Common Stock units pursuant to the Deferred Compensation Plan.
(3) Includes 8,567 shares allocated to Mr. Engelman under the ESOP. Excludes 16,928 restricted shares awarded to Mr. Engelman which may not be voted by him. Includes 133,480 shares subject to options which are exercisable within 60 days of December 31, 1998.

     The business experience for at least the past five years of each Director is set forth below.

     JAMESON A. BAXTER. Ms. Baxter has been President of Baxter Associates, Inc., a firm providing management and financial services to start-up and troubled companies in environmentally sensitive and other industries, since 1992. Ms. Baxter is also a Trustee of The Putnam Fund and a Director of The Banta Corporation. Ms. Baxter served as a Consultant to First Boston Corporation during 1991 and 1992.

     R. THOMAS EIFF. Mr. Eiff is a private investor and was recently the Chief Operating Officer of Adams Brothers Distribution, an automotive service and distribution company. Mr. Eiff serves as the Chairman of the Board of the Company.

     ROBERT S. ENGELMAN, JR. Mr. Engelman joined the Bank in January 1993 as President, Chief Executive Officer and Director and has been the Company's President and Chief Executive Officer since its inception. Prior to joining the Company, Mr. Engelman was the Chairman of the Board and Chief Executive Officer of University Financial Corporation and its wholly-owned subsidiary, First Federal of Elgin, FSA, Elgin, Illinois.

     SANDRA P. GUTHMAN. Ms. Guthman has been the President and Chief Executive Officer of Polk Bros. Foundation, a philanthropic organization for social service, educational and cultural interests, since 1993. Prior to such time, Ms. Guthman served IBM Corporation in various marketing capacities. Ms. Guthman also serves as a Director of MBIA Insurance Corporation of Illinois, as well as other educational and social organizations.

     ARTHUR L. KNIGHT, JR. Mr. Knight is a private investor and business consultant and was recently President, Chief Executive Officer and Director of Morgan Products Ltd., a manufacturer and distributor of specialty building products.

     PETER G. KRIVKOVICH. Mr. Krivkovich has been President of Cramer-Krasselt Company, a marketing communications company, since 1986.

     HIPOLITO (PAUL) ROLDAN. Mr. Roldan has been President of the Hispanic Housing Development Corp., a residential and retail development and property management company, since 1976. Mr. Roldan serves as a director of the Woodstock Institute.

     ROBERT A. WISLOW. Mr. Wislow is Chairman of U.S. Equities Realty, Inc., a commercial real estate company.

Executive Officers

     The following contains certain information regarding the executive officers who are not directors of the Company.

     HOWARD A. JAFFE. Mr. Jaffe, 45, is Vice President and Chief Financial Officer of the Company. Mr. Jaffe joined the Company in August 1995. From 1990 through July 1995, Mr. Jaffe was Executive Vice President and Chief Financial Officer of Northern States Financial Corporation, a multi-bank holding company.

     CHARLES W. SEWRIGHT, JR. Mr. Sewright, 52, is Vice President and Chief Operating Officer of the Company. Mr. Sewright joined the Company in December 1997. From December 1990 through January 1995, Mr. Sewright was President and Chief Executive Officer of Anchor Mortgage Services, as well as Executive Vice President of Anchor Savings Bank, fsb. From January 1995 through December 1997, Mr. Sewright was Chairman, President and Chief Executive Officer of Quest Advisors, Inc. ("Quest"), a mortgage banking consulting company. Mr. Sewright continues to serve as Chairman of Quest.

Item 11.  Executive Compensation

     Director Compensation

     The Company currently does not compensate its employee directors for their service in such capacity. For 1998, non-employee directors of the Bank were paid an annual retainer of $12,000 plus (i) $1,000 per regularly scheduled Board meeting attended, (ii) $500 per special Board meeting attended via telephone,
(iii) $1,500 per committee membership, (iv) $3,000 for serving as committee chairman; and (v) $3,500 Chairman of the Board fee. All Board and Committee fees may be paid in the form of Common Stock, however, at least 50% of the annual retainer and Board meeting fees must be taken in the form of Common Stock. There are no extra fees paid for committee meetings. All fees may be deferred pursuant to the Company's Deferred Compensation Plan for Directors and Executive Officers. There are eight regularly scheduled Board meetings per year.

     Executive Compensation

     Executive officers of the Company currently do not receive any remuneration in their capacity as Company executive officers. The following table sets forth information concerning the compensation of the Named Officers for services in all capacities to the Bank for the years ended December 31, 1998, 1997 and 1996.

                          SUMMARY COMPENSATION TABLE

           NAME AND              CALENDAR        ANNUAL           LONG TERM COMPENSATION        ALL OTHER
      PRINCIPAL POSITION           YEAR       COMPENSATION                AWARDS              COMPENSATION
      ------------------           ----       ------------           ----------------         ------------
                                                               RESTRICTED STOCK   OPTIONS/
                                            SALARY    BONUS       AWARDS (2)      SARS (3)
                                            ------    -----       ----------      --------
Robert S. Engelman, Jr.              1998  $300,000  $210,000  $     --           35,000     $ 405,415  (4)
President and Chief Executive        1997   300,000      --          --           35,000       274,498  (5)
Officer                              1996   250,000   140,000        --             --         152,945  (6)

Howard A. Jaffe                      1998   155,000    92,000        --           30,000        34,890  (7)
Vice President                       1997   151,196      --          --           15,187        24,140  (8)
                                     1996   143,750    65,000        --             --          16,111  (9)

Charles W. Sewright, Jr.             1998   190,000   100,000        --           20,000       104,521 (10)
Vice President (1)                   1997    14,615      --        315,000        35,000        15,000 (11)

__________

(1)  Mr. Sewright was hired in December 1997.
(2) Represents restricted stock issued. Restricted Stock vests between a three and five year period. Dividends are paid on the restricted shares to the extent and on the same date as dividends are paid on all other outstanding shares of the Common Stock. The dividends, however, are held by the Company for the accounts of Messrs. Engelman, Jaffe and Sewright until the vesting of the corresponding portion of the award. The shares that have not been released and the aggregate market value at December 31, 1998 was: Mr. Engelman--16,928 shares, $262,384; Mr. Jaffe--8,000 shares, $124,000; Mr.
     Sewright--20,000 shares, $310,000 at $15.50 the price of the Company's Common Stock on December 31, 1998.
(3) Represents incentive and non-qualified stock options granted pursuant to the Company's Stock Option Plans. All options were granted at or above the market price of the stock on the date of the grant and vest up to five years.
(4) Includes SERP contribution of $405,000, ESOP contribution of $34,890, supplemental life insurance premium of $9,910 and an automobile allowance of $615.
(5) Includes SERP contribution of $240,000, ESOP contribution of $24,140, supplemental life insurance premium of $9,555 and an automobile allowance of $803.
(6) Includes SERP contribution of $120,000, ESOP contribution of $22,727, supplemental life insurance premium of $9,555 and an automobile allowance of $663.
(7)  Includes ESOP contribution of $34,890.
(8)  Includes ESOP contribution of $24,140.
(9)  Includes ESOP contribution of $16,111.
(10) Includes payment for relocation and sale of residence expenses of $104,521.
(11) Includes payment for relocation of $15,000.

STOCK OPTIONS

  The following table sets forth certain information with respect to stock options granted to the Named Officers during 1998.

  In addition to providing the number of options granted in the Summary Compensation Table, the following table discloses the range of potential realizable values at various assumed appreciation rates. The table discloses for the Chief Executive Officer and other Named Officers the gain or "spread" that would be realized at the end of the option term for the options granted during 1998, if the price of the Common Stock appreciates annually by the percentage levels indicated from the market price on the date of grant.

OPTION GRANTS IN 1998

                                                   % of Total
                                                    Options
                                                   Granted To                                     Potential Realizable Value at
                                                   Employees          Exercise                       Assumed Annual Rates of
                                    Options        In Fiscal         Price Per       Expiration    Stock Price Appreciation For
         Name                       Granted           1998            Share(1)          Date               Option Term
         ----                      ---------     -------------     ------------     -----------   ------------------------------
                                                                                                      5.00%          10.00%
                                                                                                     -------        --------
Robert S. Engelman, Jr.              35,000          23.65 %          $22.28         01/21/04        $   -0-        $ 93,905
Howard A. Jaffe                      30,000          20.27 %           17.38         07/27/03         58,080         193,590
Charles W. Sewright, Jr.             20,000          13.52 %           17.00         05/12/03         46,220         136,560

  The following table sets forth information with respect to shares of the Common Stock acquired in 1998 through the exercise of stock options, including the value realized upon the exercise, and the value of all stock options held at December 31, 1998.

                  OPTION EXERCISES, HOLDINGS AND VALUES TABLE

                                   Shares                                Number of                Value of Unexercised
                                  Acquired          Value           Unexercised Options          "In-the-money" Options
         Name                   On Exercise       Realized         At December 31, 1998          At December 31, 1998(1)
        -----                  -------------   ---------------  ---------------------------  ------------------------------
                                                                Exercisable   Unexercisable    Exercisable    Unexercisable
                                                                ------------  -------------  ---------------  -------------
Robert S. Engelman, Jr.             -0-              -0-           133,480        42,320         $71,415         $47,610
Howard A. Jaffe                     -0-              -0-            12,000        53,187          13,500           9,000
Charles W. Sewright, Jr.            -0-              -0-                 0        55,000               0             -0-

__________

(1) Represents the difference between the closing price of the Common Stock on December 31, 1998 ($15.50 per share) and the exercise price of the stock options.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of December 31, 1998, certain information as to the beneficial ownership of Avondale Common Stock by: (i) those persons or entities known by management to beneficially own more than 5% of the outstanding shares of Avondale Common Stock; (ii) Avondale's executive officers, and (iii) all directors and executive officers of Avondale as a group.

                                                                                              SHARES
                                                                                           BENEFICIALLY       PERCENT
                                   BENEFICIAL OWNER                                           OWNED           OF CLASS
                                   ----------------                                        ------------       --------
      PRINCIPAL OWNERS
         Avondale Financial Corp. (1)                                                         278,264           9.71%
         Employee Stock Ownership Plan
         20 North Clark Street
         Chicago, Illinois 60602

         Financial Institutional Partners, L.P. (2)                                           329,970          11.52
         Hovde Capital, Inc.
         Steven D. Hovde
         Eric D. Hovde
         1629 Colonial Parkway
         Inverness, IL   60067

         Tontine Financial Partners, L.P. (3)                                                 199,000           6.94
         Jeffrey Gendell
         200 Park Avenue
         Suite 3900
         New York, New York  02109

      EXECUTIVE OFFICERS
         Robert S. Engelman, Jr.                                                              213,689 (4)       7.46
         President, Chief Executive Officer and Director
         of Avondale and the Bank

         Howard A. Jaffe                                                                       48,368 (4)       1.69
         Vice President and Chief Financial Officer
         Executive Vice President and Chief Financial
         Officer and Director of the Bank

         Charles W. Sewright, Jr.                                                               2,090 (4)        .07
         Vice President and Chief Operating Officer
         Executive Vice President and Chief Operating
         Officer and Director of the Bank

         Directors and executive officers as a group                                          353,983 (4)      12.35
         (10 persons)

__________
(1) The amount reported represents shares held by the Avondale Financial Corp. Employee Stock Ownership Plan (the "ESOP"), 64,626 shares of which have been allocated to accounts of participants. First Bankers Trust Co., N.A., Quincy, Illinois, the trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP which have not been allocated to the accounts of participants.
(2) A Schedule 13D dated November 30, 1998 states that Financial Institutional Partners, L.P. (FIP), Hovde Capital, Inc., Steven D. Hovde and Eric D. Hovde beneficially own 329,970 shares of Avondale Common Stock. FIP reports shared voting and dispositive power over 329,970 shares; Hovde reports shared voting and dispositive power over 304,070 and 330,000 shares respectively; Eric D. Hovde reports sole voting and dispositive power over 7,500 shares and shared voting and dispositive power over 311,570 shares; and Steven D. Hovde reports sole voting power over 18,400 shares and shared voting and dispositive power over 322,470 shares.
(3) A Schedule 13D dated July 29, 1998 states that Tontine Financial Partners, L.P. and Jeffrey Gendell beneficially own 199,000 shares of Avondale Common Stock. Tontine and Gendell report sole voting and dispositive power over such shares.
(4) Includes shares held directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals' families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers. Also includes 8,567 and 3,901 shares allocated to Messrs. Engelman and Jaffe, respectively, under the ESOP. Excludes (i) 16,928, 8,000, 20,000, and 44,928 restricted shares of Common Stock awarded to Messrs. Engelman, Jaffe, and Sewright and all directors and executive officers as a group, respectively, which may not be voted by such persons, and excludes (ii) 42,320, 53,187, 55,000 and 181,999 shares subject to options granted under the Company's Stock Option Plans (the "Stock Option Plan") to Messrs. Engelman, Jaffe, and Sewright and all directors and executive officers as a group, respectively, which options are not exercisable within 60 days of December 31, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Bank has followed a policy of granting consumer loans and loans secured by the borrower's personal residence to officers, directors and employees. The loans to executive officers and directors are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features. Loans to executive officers and directors must be approved by a majority of the disinterested directors and loans to other officers and employees must be approved by the Bank's loan committee. All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Federal law currently requires that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates unless it is made pursuant to a plan for all employees. As of December 31, 1998, there were no loans or unused lines of credit to directors and named executive officers. Such loans and lines of credit, if made, are granted on terms comparable to those for other loan customers.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements:

  See ''Part II--Item 8. Financial Statements and Supplementary Data

  (b) Reports on Form 8-K:

  None

                                                                          REFERENCE TO          SEQUENTIAL PAGE
                                                                          PRIOR FILING           NUMBER WHERE
  REGULATION                                                               OR EXHIBIT          ATTACHED EXHIBITS
 S-K  EXHIBIT                                                                NUMBER           ARE LOCATED IN THIS
    NUMBER                            DOCUMENT                           ATTACHED HERETO       FORM 10-K REPORT
--------------  -----------------------------------------------------  -------------------  -----------------------
      2               Plan of acquisition, reorganization, arrangement,
                      liquidation or succession                              *******            Not applicable

     3(i)             Articles of Incorporation of the Company               ******             Not applicable

    3(ii)             Bylaws of the Company                                  ******             Not applicable

      4               Instruments defining the rights of security holders,
                      including indentures                                      *

      9               Voting trust agreement                                  None              Not applicable

      10              Material contracts:
                      (a) Employment Agreement with Robert S. Engelman, Jr.    **               Not applicable
                      (b) Severance Pay Agreement with Anthony Pallante II     **               Not applicable
                      (d) Severance Pay Agreement with Howard A. Jaffe       ******             Not applicable
                      (f) 1995 Stock Option and Incentive Plan                 ***              Not applicable
                      (g) Recognition and Retention Plan                      ****              Not applicable
                      (h) Unfunded Deferred Compensation Plan for Directors
                       and Executive Officers                                ******
                      (i) Omnibus Plan                                       ******             Not applicable
                      (j) SERP Agreement                                     ******             Not applicable

      11              Statement re: computation of per share earnings         See Item 8. Financial Statements and
                                                                              Supplementary Data Footnote 1

      12              Statements re: computation of ratios                Not required          Not applicable

      13              Annual Report to security holders                       None              Not applicable

      16              Letter re: change in certifying accountant              *****             Not applicable

      19              Previously unfiled documents                            None              Not applicable

      21              Subsidiaries of the registrant                           21                    83

      22              Published report regarding matters submitted to vote      None               Not applicable
                      of security holders

      23              Consents of experts and counsel                           None               Not applicable

      24              Power of Attorney                                      Not required          Not applicable

      27              Financial data schedule                                Not required          Not applicable

      28              Information from reports furnished to state insurance
                      regulatory authorities                                 Not required          Not applicable

      99              Additional Exhibits                                       None               Not applicable

____________

* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended (the ''Securities Act''), filed with the Securities and Exchange Commission (the ''SEC'') on June 27, 1994 (Registration No. 33-80774), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as exhibits to the Company's Form 10-K for the fiscal year ended March 31, 1995, under the Securities Exchange Act of 1934, filed with the SEC on June 29, 1995, and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*** Filed as exhibit to the Company's Registration Statement on Form S-8 under the Securities Act, filed with the SEC on November 11, 1995 (Registration No. 33-98860), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
**** Filed as exhibit to the Company's Registration statement on Form S-8 under the Securities Act, filed with the SEC on November 11, 1995 (Registration No. 33-98862), and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***** Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 26, 1995, as amended.
****** Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, under the Securities Exchange Act of 1934, filed with the SEC on March 27, 1997, and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
******* Filed as exhibit to the Company's Current Report on Form 8-K under the Securities Act, filed with the SEC on October 12, 1998, and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on this 1st day of February 1999.

                                  Avondale Financial Corp.
                                  (registrant)

                                  By: /s/   Robert S. Engelman, Jr
                                      ---------------------------------------
                                         Robert S. Engelman, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                  By: /s/   Howard A. Jaffe
                                      ---------------------------------
                                          Howard A. Jaffe
                                          Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Robert S. Engelman, Jr. and Howard A. Jaffe and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K, on this the 1st day of February 1999.


                    Signature                                TITLE
                    ---------                               -------

               /s/   R. Thomas Eiff                         Director
--------------------------------------------------
                     R. Thomas Eiff

               /s/   Robert S. Engelman, Jr.                Director
--------------------------------------------------
                     Robert S. Engelman, Jr.

               /s/   Arthur L. Knight, Jr.                  Director
--------------------------------------------------
                     Arthur L. Knight, Jr.

               /s/   Jameson A. Baxter                      Director
--------------------------------------------------
                     Jameson A. Baxter

               /s/   Sandra P. Guthman                      Director
--------------------------------------------------
                     Sandra P. Guthman

               /s/   Peter G. Krivkovich                    Director
--------------------------------------------------
                     Peter G. Krivkovich

               /s/   Hipolito Roldan                        Director
--------------------------------------------------
                     Hipolito Roldan

               /s/   Robert A. Winslow                      Director
--------------------------------------------------
                     Robert A. Winslow

                   AVONDALE FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                                 EXHIBIT INDEX


Exhibits                                               Page
--------                                              ------

   21     Subsidiaries of the Registrant                83