Form 10-Q
period 1999-03-31
MB FINANCIAL INC
filed 1999-05-17
CIK 908143

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

                 For the quarterly period ended March 31, 1999

                        Commission file number 0-24566

                              MB FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
                        (State or other jurisdiction of
                        incorporation or organization)

                                  36-3895923
                     (I.R.S. Employer Identification No.)


              1200 North Ashland Avenue, Chicago, Illinois 60602
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:  (773) 645-7866


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES: XXX     NO: ____
                                  ---


     There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of May 14, 1999.

================================================================================

                      MB FINANCIAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 1999

                                     INDEX
                                     -----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets at March 31, 1999; December 31, 1998 and
          March 31, 1998                                                                        3

          Consolidated statements of income for the three months ended March 31,
          1999 and 1998                                                                         4

          Consolidated statements of cash flows for the three months ended
          March 31, 1999 and 1998                                                           5 - 6

          Notes to consolidated financial statements                                       7 - 10

Item 2.   Management's discussion and analysis of financial condition and
          results of operations                                                           11 - 19

PART II.  OTHER INFORMATION

          Signatures                                                                           20

PART I. - FINANCIAL INFORMATION

     Item 1. - Financial Statements

MB FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited  - March 31, 1999 and 1998)
(Statement Amounts in Thousands)

                                                                               March 31,     December 31,    March 31,
                                                                                  1999          1998           1998
                                                                             -----------------------------------------
ASSETS
Cash and due from banks                                                      $   34,597      $ 23,669         $ 36,318
Investment securities:
  Securities available for sale                                                 369,891       212,020          136,670
  Securities held to maturity (fair value of $11,259 at March 31, 1999,
     $11,529 at December 31, 1998 and $5,638 at March 31, 1998)                  10,932        11,142            5,224
Stock in Federal Home Loan Bank                                                   7,904         2,614              615
Federal funds sold                                                               42,200        20,350                -
Other interest bearing deposits                                                     941             -                -
Loans (net of allowance for loan losses of $15,766 at March 31, 1999,
  $6,344 at December 31, 1998 and $7,751 at March 31, 1998)                     781,766       542,009          519,163
Lease investments, net                                                           20,177        21,931           21,812
Premises and equipment, net                                                      11,973        11,483           11,066
Other assets                                                                     28,109         8,380           10,702
Interest only securities                                                         15,940             -                -
Intangibles, net                                                                 17,675        18,293           21,105
                                                                             -----------------------------------------
         Total assets                                                        $1,342,105      $871,891         $762,675
                                                                             =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Noninterest bearing                                                      $  141,224      $128,218         $130,331
    Interest bearing                                                            827,193       517,443          504,117
                                                                             -----------------------------------------
         Total deposits                                                         968,417       645,661          634,448
Short-term borrowings                                                           138,008       130,521           29,365
Long-term borrowings                                                            113,143        12,034           20,537
Other liabilities                                                                23,729        11,815           11,937
                                                                             -----------------------------------------
         Total liabilities                                                    1,243,297       800,031          696,287
                                                                             -----------------------------------------
Minority Interest in Subsidiary                                                       -             -            1,544
                                                                             -----------------------------------------
Corporation Obligated Mandatorily Redeemable Capital Securities of
  Subsidiary Trust Holding Solely Junior Subordinated Debentures                 25,000        25,000                -
                                                                             -----------------------------------------
Corporation Obligated Mandatorily Redeemable Preferred Securities of
  Subsidiary Trust Holding Solely Junior Subordinated Debentures                      -             -           10,000
                                                                             -----------------------------------------

Stockholders' Equity
  Preferred stock, (Class B, $150,000 par value; authorized 100 shares;
    issued March 31, 1998 68 shares)                                                  -             -           10,200
  Common stock, (March 31, 1999 $0.01 par value;
    authorized 20,000,000 shares; issued 7,064,515 shares;
    December 31, 1998 and March 31, 1998 no par value;
    $10 stated value; authorized 200,000 shares; issued 48,957 shares)               71           490              490
  Additional paid-in capital                                                     50,447        23,794           23,779
  Retained earnings                                                              23,676        22,232           20,186
  Accumulated other comprehensive income                                           (386)          344              189
                                                                             -----------------------------------------
     Total stockholders' equity                                                  73,808        46,860           54,844
                                                                             -----------------------------------------
     Total liabilities and stockholders' equity                              $1,342,105      $871,891         $762,675
                                                                             =========================================

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Statement Amounts in Thousands Except Common Share Data)
(Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1999               1998
                                                   ----------------------------
Interest Income:
  Loans                                                $12,802          $11,159
  Investment securities:
    Taxable                                              3,639            2,531
    Nontaxable                                              79               82
  Federal funds sold                                       293              118
  Other interest bearing accounts                           17               --
                                                     --------------------------
    Total interest income                               16,830           13,890
                                                     --------------------------
Interest expense:
  Deposits                                               6,304            5,593
  Short-term borrowings                                  1,507              731
  Long-term borrowings                                   1,070              563
                                                     --------------------------
    Total interest expense                               8,881            6,887
                                                     --------------------------
Net interest income                                      7,949            7,003
Provision for loan losses                                  246              188
                                                     --------------------------
    Net interest income after provision
      for loan losses                                    7,703            6,815
                                                     --------------------------
Other income:
  Loan service fees                                        400               88
  Deposit service fees                                     691              702
  Lease financing, net                                     237              245
  Net gains on sale of securities available for sale        --               15
  Gain on sale of Coal City National Bank                   --            4,099
  Other operating income                                   235              351
                                                     --------------------------
                                                         1,563            5,500
                                                     --------------------------
Other expense:
  Salaries and employee benefits                         3,817            3,653
  Occupancy and equipment expenses                       1,275              946
  Intangibles amortization expense                         618              811
  Other operating expenses                               1,353            1,430
                                                     --------------------------
                                                         7,063            6,840
                                                     --------------------------
    Income before income taxes and minority interest     2,203            5,475
Income taxes                                               759            1,885
                                                     --------------------------
    Income before minority interest                      1,444            3,590
Minority interest                                           --              (32)
                                                     --------------------------
    Net income                                           1,444            3,558
                                                     --------------------------
Other comprehensive income:
  Unrealized securities losses, net of income taxes       (730)            (122)
  Less:  reclassification adjustments for gains
    included in net income, net of income taxes             --               10
                                                     --------------------------
    Other comprehensive income                            (730)            (132)
                                                     --------------------------
    Comprehensive income                               $   714           $3,426
                                                     ==========================
    Net income                                         $ 1,444           $3,558
Preferred stock dividend                                    --              434
                                                     --------------------------
    Net income available to common stockholders        $ 1,444           $3,124
                                                     ==========================
Common share data:
  Basic earnings per common share                      $  0.28           $ 0.76
  Diluted earnings per common share                    $  0.28           $ 0.76
  Weighted average common shares outstanding         5,126,289        4,109,453


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Statement Amounts in Thousands)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      1999              1998
                                                                   ----------------------------
Cash Flows From Operating Activities
  Net income                                                        $  1,444           $ 3,558
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                         2,141              2,177
  Loss on disposal of premises and equipment
    and leased equipment                                                   -                 13
  (Gain) on sale of Coal City National Bank                                -             (4,099)
  Amortization of intangibles                                            618                811
  Provision for loan losses                                              246                188
  (Credit) for deferred income taxes                                    (242)              (303)
  Bond (accretion), net                                                 (999)              (484)
  Securities (gains), net                                                  -                (15)
  Minority interest in net income                                          -                 32
  (Increase) decrease in accrued other assets                           (931)                49
  Increase in other liabilities                                        1,581                222
                                                                   ----------------------------
    Net cash provided by operating activities                          3,858              2,149
                                                                   ----------------------------
Cash Flows From Investing Activities
  Proceeds from sales, maturities and calls of
    securities available for sale                                     33,580             61,758
  Proceeds from maturities and calls of securities
    held to maturity                                                     226                  -
  Purchase of securities available for sale                           (6,175)           (77,054)
  Federal funds sold, net                                             23,650             17,900
  Other interest bearing deposits, net                                   531                  -
  (Increase) in loans, net of principal collections                  (34,151)           (17,747)
  Purchases of premises and equipment                                   (785)            (1,658)
  Proceeds from sales of premises and
    equipment and leased equipment                                         -                  3
  Proceeds from sales of other real estate owned                         285                 73
  Principal collected on lease investments                                97               (187)
  Purchase of minority interests                                           -             (1,508)
  Proceeds from sale of Coal City National Bank, net                       -              5,481
  Cash acquired through merger with Avondale Financial Corp.           7,224                  -
                                                                   ----------------------------
    Net cash provided by (used in) investing activities               24,482            (12,939)
                                                                   ----------------------------

Cash Flows From Financing Activities
  Net increase in noninterest bearing deposits                        13,006              5,266
  Net (decrease) in interest bearing deposits                        (33,211)            (2,826)
  Net increase in short-term borrowings                                2,487             11,352
  Proceeds from long-term borrowings                                   1,000              5,622
  Principal paid on long-term borrowings                                (694)            (7,500)
  Purchase and retirement of common stock                                  -               (674)
  Dividends paid on preferred stock                                        -               (434)
                                                                   ----------------------------
    Net cash provided by (used in) financing activities              (17,412)            10,806
                                                                   ----------------------------

    Net increase  in cash and cash due from banks                   $ 10,938           $     16
  Cash and due from banks:
  Beginning                                                           23,669             36,302
                                                                   ----------------------------
  Ending                                                            $ 34,597           $ 36,318
                                                                   ============================

                                  (continued)

(Unaudited)
(Statement Amounts in Thousands)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             1999              1998
                                                          ----------------------------
Supplemental Disclosures of Cash Flow Information
Cash payments for:
  Interest paid to depositors                               $  4,688           $ 6,170
  Other interest paid                                          1,028               624
  Income taxes paid, net of refunds                                -                 -

Supplemental Schedule of Noncash Investing Activities
  Merger with Avondale Financial Corp.
    Noncash Assets acquired:
      Securities available for sale                         $185,125
      Stock in Federal Home Loan Bank                          5,290
      Federal funds sold                                      45,500
      Other interest bearing deposits                          1,472
      Loans, net                                             205,861
      Premises and equipment                                     189
      Accrued interest and other and other assets             34,987
                                                            --------
                                                             478,424
                                                            --------
    Liabilities assumed:
      Interest bearing deposits                              342,961
      Short-term borrowings                                    5,000
      Long-term borrowings                                   100,803
      Other liabilities                                       10,575
                                                            --------
                                                             459,339
                                                            --------
      Net noncash assets acquired                           $ 19,085
                                                            --------
      Cash acquired                                         $  7,224
                                                            ========

  Sale of Coal City National Bank
    Assets sold:
      Cash                                                                     $ 2,319
      Securities available for sale                                             15,418
      Securities held to maturity                                                  173
      Federal funds sold                                                        19,500
      Loans, net                                                                17,573
      Premises and equipment                                                       696
      Other                                                                        317
                                                                               -------
                                                                                55,996
                                                                               -------

    Liabilities sold:
      Deposits                                                                  52,052
      Other                                                                        243
                                                                               -------
                                                                                52,295
                                                                               -------
      Net assets sold                                                          $ 3,701
                                                                               =======
      Cash received                                                            $ 7,800
                                                                               =======
      Real estate acquired in settlement of losses                             $   276
                                                                               =======

See Notes to Consolidated Financial Statements.

                              MB FINANCIAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes the disclosures made in the consolidated financial statements are adequate so that the financial statements are not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements.

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

2. THE MERGER

     On February 26, 1999, Coal City Corporation, the holding company for Manufacturers Bank, was merged with and into Avondale Financial Corp., the holding company for Avondale Federal Savings Bank. The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank.

     Since the Coal City stockholders owned more than 50% of the combined company, the transaction was accounted for as a reverse acquisition using the purchase method of accounting with Coal City being the accounting acquirer. As a result, the post-merger historical financial statements of the combined company are Coal City's as the accounting acquirer, and includes the operating results of Avondale only for the month of March 1999. Total consideration, based upon Avondale's shares outstanding at the merger date times the estimated market value per share at the merger announcement date, was $26.4 million. The amount of goodwill which was recorded at the merger date was a negative ($267 thousand), which represents the excess of the fair value of net assets acquired over total consideration. Negative goodwill is being amortized over a fifteen-year period. Included in the purchase accounting adjustments was an accrual of $8.0 million for merger related costs. The accrual includes estimated costs for data conversion, professional fees, severance and personnel related expenses, lease contracts, premises and equipment and other miscellaneous expenses. At March 31, 1999, the remaining liability was approximately $7.5 million primarily for lease contracts, data conversion and severance costs. The majority of the remaining costs are scheduled to occur in 1999.

     Each share of Coal City Common Stock issued and outstanding on February 26, 1999 was converted into 83.5 shares of Avondale Financial Corp. Consequently, common share data for the first quarter of 1999 and 1998 was converted at an exchange rate of 83.5.

     The unaudited pro forma results of operation, which follow, assume that the merger had occurred at January 1, 1998. In addition to combining the historical results of operations of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the merger.

     Unaudited pro forma consolidated results of operations for the quarters ended March 31, 1999 and 1998 are as follows:

                                                                           ---------------------
                                                                             1999          1998
                                                                           ---------------------
               Net interest income                                         $10,354       $11,384
               Net income (loss)                                              (791)        3,639
               Net income (loss) available to common stockholders             (791)        3,205

               Basic earnings (loss) per common share                      $ (0.11)      $  0.43
               Diluted earnings (loss) per common share                    $ (0.11)      $  0.43

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger actually taken place at the beginning of the respective periods, or of results which may occur in the future.

3. REGULATORY CAPITAL

     The Company and it's subsidiary, Manufacturers Bank (the "Bank") are subject to certain regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and Bank's assets, liabilities, and certain off-balance-sheet items are calculated using regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined).

     The Company and the Bank were in full compliance with all capital adequacy requirements to which they are subject at March 31, 1999. As of March 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the framework of prompt corrective action. To be categorized as "well capitalized" the Bank must maintain the total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the "well capitalized" column in the table below. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

     The required and actual amounts and ratios for the Company and Manufacturers Bank are presented below (dollars in thousands):

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                  For Capital             Prompt Corrective
                                                             Actual            Adequacy Purposes          Action Provisions
                                                       -----------------------------------------------------------------------
                                                        Amount    Ratio         Amount      Ratio         Amount       Ratio
                                                       -----------------------------------------------------------------------
As of March 31, 1999 (unaudited)
Total capital (to risk-weighted assets):
  MB Financial, Inc.                                   $94,633    10.36 %       $73,099      8.00 %            N/A         N/A
  Manufacturers Bank                                    97,301    10.66 %        73,016      8.00 %        $91,270     10.00 %
Tier 1 capital (to risk-weighted assets):
  MB Financial, Inc.                                    82,674     9.05 %        36,550      4.00 %            N/A         N/A
  Manufacturers Bank                                    85,874     9.41 %        36,508      4.00 %         54,762      6.00 %
Tier 1 capital (to average assets):
  MB Financial, Inc.                                    82,674     8.22 %        40,236      4.00 %            N/A         N/A
  Manufacturers Bank                                    85,874     8.56 %        40,151      4.00 %         50,819      5.00 %

4. EARNINGS PER SHARE DATA

          The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share data):

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         1999              1998
                                                                      ----------------------------
                   Basic:
                   Net income                                         $    1,444        $    3,558
                   Less preferred dividends                                    -               434
                                                                      ----------------------------
                   Net income available to common stockholders             1,444             3,124
                   Average shares outstanding                          5,126,289         4,109,453
                                                                      ----------------------------
                   Basic EPS                                          $     0.28        $     0.76
                                                                      ============================
                   Diluted:
                   Net income                                         $    1,444        $    3,558
                   Less preferred dividends                                    -               434
                                                                      ----------------------------
                   Net income available to common stockholders             1,444             3,558
                   Average shares outstanding                          5,126,289         4,109,453
                   Net effect of dilutive stock options                   27,878             1,774
                   Total                                               5,154,167         4,111,227
                                                                      ----------------------------
                   Diluted EPS                                        $     0.28        $     0.76
                                                                      ============================

5. LONG-TERM BORROWINGS

     The following table presents long-term borrowings for the periods indicated (in thousands):

                                                             March 31,       December 31,       March 31,
                                                               1999             1998              1998
                                                             --------------------------------------------
     Federal Home Loan Bank advances                         $100,803          $     -          $     -
     Loans for the purchase of equipment and other loans        7,840            8,534           14,537
     LaSalle National Bank lines of credit                      4,500            3,500            6,000
                                                             --------------------------------------------
                                                             $113,143          $12,034          $20,537
                                                             ============================================

     At March 31, 1999, the Company had $100.8 million in advances from the Federal Home Loan Bank. The Company acquired these through the merger. The Company has pledged its stock in the Federal Home Loan Bank as collateral for the advances. In addition, the Company is required to maintain certain qualifying first mortgage loans or mortgage backed securities in an amount equal to at least 170% of the outstanding advances. As of March 31, 1999, $100.0 million of the advances are scheduled to mature in March 2008; however, these are callable at any time by the Federal Home Loan Bank. This $100.0 million bears a current interest rate of 4.69%. The remaining $803 thousand matures in 2003 and bears a current interest rate of 2.5%.

     At March 31, 1999, December 31, 1998 and March 31, 1998, the Company had loans for the purchase of equipment and other loans of $7.8 million, $8.5 million and $14.5 million; respectively. These loans have various interest rates and various scheduled maturity dates to June 2007.

     The Company has two lines of credit with LaSalle National Bank including a secured revolving note payable and unsecured revolving note payable. The secured note payable had outstanding balances of $4.2 million, $3.2 million and $5.5 million at March 31, 1999, December 31, 1998 and March 31, 1998; respectively. The note bears interest at a rate equal to the adjusted LIBOR rate, 6.19% at March 31, 1999. The note requires quarterly payments of interest only on the outstanding balance through June 1, 1999 at which time the revolving feature of the note shall cease and the unpaid principal amount shall convert to an installment note with quarterly payments due, including interest at the adjusted LIBOR rate through June 1, 2007. The unsecured note payable had outstanding balances of $250 thousand at March 31, 1999 and December 31, 1998, and $500 thousand at March 31, 1998. The note bears interest at a the bank's prime rate, 7.75% at March 31, and requires quarterly payments of interest only on the outstanding balance through June 1, 1999 at which time the revolving feature of the note shall cease and the unpaid principal amount shall convert to an installment note with quarterly payments due, including interest at the bank's prime rate through June 1, 2007.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS 131 requires disclosure for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. This Statement also requires descriptive information about the way the operating segments were determined. The provisions of SFAS 131 were effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company adopted SFAS No. 131 at December 31, 1998 and the Company views its banking business as its only segment.

     In June 1998, the FASB adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 may be implemented as of the beginning of any fiscal quarter after June 30, 1998 but cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The standard is not required to be implemented until December 31, 2000 and management has not yet determined the impact of this standard.

     In October 1998, the FASB adopted SFAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. The Statement amends SFAS 65, Accounting for Certain Mortgage Banking Activities, and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The provisions of SFAS 134 are effective for the first fiscal quarter beginning after December 15, 1998 and were adopted on January 1, 1999. The adoption of SFAS 134 did not have a material impact on the Company's financial statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following is a discussion and analysis of MB Financial, Inc.'s financial position and results of operation and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. On January 28, 1998, the Company sold Coal City National Bank, its wholly owned subsidiary, for $7.8 million in cash. In addition, on February 26, 1999, Coal City Corporation, the holding company for Manufacturers Bank, was merged with and into Avondale Financial Corp., the holding company for Avondale Federal Savings Bank. The resulting entity was rename MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank. These transactions significantly affect the comparative information discussed below.

     General

     The profitability of the Company's operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. The Company's net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover estimated losses in the loan portfolio. Non-interest income or other income, consists of loan service fees, deposit service fees, net lease financing income, net gains (losses) on the sale of securities available for sale, and other operating income. Other expenses include salaries and employee benefits along with occupancy and equipment expenses, intangibles amortization and other operating expenses.

     The amount of net interest income is affected by changes in the volume and mix of earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and Management's assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth. Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense. Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, postage, telephone and other miscellaneous expenses.

     Results of Operations

     The Company had net income of $1.4 million for the first quarter of 1999 compared to $3.6 million for the first quarter of 1998. Net interest income was $7.9 million for the first quarter of 1999 compared to $7.0 million for the same period in 1998. The increase in net interest income was primarily due to the merger.

     Other income decreased $3.9 million to $1.6 million for the quarter ended March 31, 1999 from $5.5 million for the same period in 1998. This decrease was primarily due to gains resulting from the sale of Coal City National Bank and the sale of a trust business in the first quarter of 1998, and was slightly offset by increases in loan service fees, as well as a net gain on the sale of other real estate owned in the first quarter of 1999.

     Other expense increased from $6.8 million in the first quarter of 1998 to $7.1 million in the first quarter of 1999 resulting from higher operating costs due to the merger. Intangible amortization decreased $193 thousand in the first quarter of 1999 as compared to the same period for 1998.

     Net Interest Margin

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% tax rate.

             TABLE 1  AVERAGE BALANCES, INTEREST RATES AND YIELDS
                            (Dollars in thousands)

                                                                              Three Months Ended March 31,
                                                             ----------------------------------------------------------------
                                                                            1999                          1998
                                                             ----------------------------------------------------------------
                                                                Average                Yield/    Average            Yield/
                                                                Balance     Interest   Rate      Balance  Interest  Rate
                                                             ----------------------------------------------------------------
Interest Earning Assets:

Loans (1)(2)                                                    $  631,738   $ 12,802   8.22 %  $ 524,452  $ 11,159   8.63 %
Taxable investment securities                                      278,762      3,639   5.29 %    174,822     2,531   5.87 %
Investment securities exempt from federal
    income taxes (3)                                                 5,517        120   8.82 %      4,182       124  12.03 %
Federal funds sold                                                  25,396        293   4.68 %      8,748       118   5.47 %
Other interest bearingdeposits                                       1,453         17   4.74 %          -         -      - %
                                                                ---------------------           -------------------
Total interest earning assets                                      942,866     16,871   7.26 %    712,204    13,932   7.93 %
                                                                             --------                      --------
Non-interest earning assets                                         84,905                         85,096
                                                                ----------                      ---------
Total assets                                                    $1,027,771                      $ 797,300
                                                                ==========                      =========

Interest Bearing Liabilities:
Deposits:
    NOW and money market deposit accounts                       $  152,649      1,080   2.87 %  $ 146,342     1,179   3.27 %
    Savings deposits                                               112,491        687   2.48 %     88,586       540   2.47 %
    Time deposits                                                  357,452      4,537   5.15 %    283,439     3,874   5.54 %
Long-term borrowings (4)                                            71,750      1,070   6.05 %     28,871       563   7.91 %
Short-term borrowings                                              133,931      1,507   4.56 %     57,564       731   5.15 %
                                                                ---------------------           -------------------
    Total interest bearing liabilities                             828,273      8,881   4.35 %    604,802     6,887   4.62 %
                                                                             --------                      --------
Demand deposits- non-interest bearing                              128,319                        123,400
Other non-interest bearing liabilities                              14,374                         13,263
Minority interest in subsidiary                                          -                          2,482
Stockholders' equity                                                56,805                         53,353
                                                                ----------                      ---------
    Total liabilities and stockholders' equity                  $1,027,771                      $ 797,300
                                                                ==========                      =========
    Net interest income/interestrate spread (5)                              $  7,990   2.91 %             $  7,045   3.31 %
                                                                             ========                      ========
    Net interest margin (6)                                                             3.44 %                        4.01 %


        (1)  Non-accrual loans are included in average loans.
        (2) Interest income includes loan origination fees of $189,000 and $251,000 for the three months ended March 31, 1999 and 1998, respectively.
        (3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% tax rate.
        (4) Long-term borrowings include corporation obligated mandatorily redeemable preferred and capital securities.
        (5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
        (6) Net interest margin represents net interest income as a percentage of average interest earning assets.

     The Company's net interest income increased $946 thousand to $7.9 million for the quarter ended March 31, 1999 from $7.0 million for the quarter ended March 31, 1998. The increase in net interest income resulted from an increase in interest income of $2.9 million, or 21.2%, partially offset by an increase in interest expense of $2.0 million or 29.0%. Interest income increased due to a $230.7 million, or 32.4% increase in average interest earning assets while interest expense rose as a result of a $223.5 million, or 36.9% increase in average interest bearing liabilities. Approximately $148.0 million of the increase in average interest earning assets and approximately $142.0 million of the increase in average interest bearing liabilities was due to the merger. The remaining increase in average interest earning assets and average interest bearing liabilities was due to growth in the Company's core banking businesses and an increase in short-term borrowings used to fund U.S. Treasury investments.

     Although net interest income increased in 1999, the net interest margin decreased from 4.01% for the quarter ended March 31, 1998 to 3.44% for the quarter ended March 31, 1999. This decrease was due to increased leverage in the Company's balance sheet as a result of the purchase of approximately $100.0 million additional U.S. Treasury investments and the addition of approximately $100.0 million repurchase agreements used to fund those investments. Excluding the effect of the increased leverage in the Company's balance sheet, the net interest margin for the first quarter of 1999 would be 3.85% compared to 4.01% for the same period in 1998.

             TABLE 2 - RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
                            (Dollars in thousands)

     The following table presents the extent to which changes in interest rates and changes in volume of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided on changes in each category attributable to (i) changes attributable to changes in volume, (changes in volume multiplied by prior period rate); (ii) changes attributable to changes in rate (changes in rate multiplied by current period volume) and (iii) the total changes.



                                                                                       Three Months Ended March 31, 1999
                                                                                          Compared to March 31, 1998
                                                                                      -----------------------------------
                                                                                       Change        Change
                                                                                        Due to       Due to       Total
                                                                                        Volume        Rate        Change
                                                                                      -----------------------------------
             Interest Earning Assets:
             Loans                                                                    $  2,283     $    (640)   $  1,643
             Taxable investment securities                                               1,505          (397)      1,108
             Investment securities exempt from federal income taxes (1)                     40           (44)         (4)
             Federal funds sold                                                            225           (50)        175
             Other interest bearing deposits                                                17             -          17
                                                                                      ----------------------------------
                 Total increase (decrease) in interest income                            4,070        (1,131)      2,939
                                                                                      ----------------------------------
             Interest Bearing Liabilities:
             Deposits:
                 NOW and money market deposit accounts                                      51          (150)        (99)
                 Savings deposits                                                          146             1         147
                 Time deposits                                                           1,012          (349)        663
             Long-term borrowings (2)                                                      836          (329)        507
             Short-term borrowings                                                         970          (194)        776
                                                                                      ----------------------------------
                 Total increase (decrease) in interest expense                           3,015        (1,021)      1,994
                                                                                      ----------------------------------
                 Increase (decrease) in net interest income                           $  1,055     $    (110)   $    945
                                                                                      ==================================

(1) Non-taxable investment income is presented on a fully tax equivalent basis utilizing a 34% rate.
(2) Long-term borrowings include corporation obligated mandatorily redeemable preferred and capital securities.

     Other Income

     Other income decreased $3.9 million to $1.6 million for the quarter ended
March 31, 1999 from $5.5 million for the same period in 1998.   The decrease was
primarily due to a $4.1 million gain resulting from the sale of Coal City National Bank and a $200 thousand gain on the sale of a trust business for the
same period in 1998.   Offsets to these decreases include a $312 thousand
increase in loan service fees, as well as a $101 thousand net gain on the sale of other real estate owned in the first quarter of 1999.

     Other Expense

     Other expense increased from $6.8 million in the first quarter of 1998 to
$7.1 million in the first quarter of 1999.   Approximately $895 thousand of the
increase was due to operating costs primarily associated with the former Avondale branches and higher personnel costs. Offsetting this increase were a $314 thousand decrease in operating expenses related to the sale of Coal City National Bank and a $193 thousand decrease in intangible amortization.

     Income Taxes

     The Company recorded an income tax expense of $759 thousand for the three months ended March 31, 1999, compared to $1.9 million for the same period in 1998 reflecting the decrease in the Company's income before taxes in 1999. The effective tax rate was 34.4% for the three months ended March 31, 1999 and 1998.

     Cash Earnings

     The purchase method of accounting has been used to record each of the Company's acquisitions. As a result, the recorded basis of the net assets of the acquired entities has been adjusted to fair value. Adjustments included recording core deposit intangibles to reflect the difference between the fair value and underlying basis of deposits purchased and recording goodwill for the excess of the acquisition cost over the fair value of net assets acquired. Core deposit intangibles and goodwill are being amortized as a non-cash expense over periods of up to eight and 20 years, respectively. Other fair value adjustments made to assets such as investment securities, loans, and buildings are also being amortized or depreciated over varying periods, ranging from eight to 35 years. Amortization/depreciation expense reduces net income during the amortization periods.

     If the Company's acquisitions had met certain accounting rules, the pooling of interest method of accounting may have been used to account for the Company's acquisitions. Under this method of accounting, no goodwill or core deposit intangibles would have been recorded or other fair value adjustments made. Consequently, net income is not reduced for the amortization of core deposit intangibles, goodwill or other fair value adjustments. Since application of the two methods can result in dramatically different net income, management, certain analysts and certain peer financial institutions have been computing cash earnings in order to compare results. At present, cash earnings is not a defined term or concept under generally accepted accounting principles.

     The following table sets forth the Company's cash earnings, which is defined by management as net income excluding amortization of purchase accounting non-cash items and the related deferred income tax effect (dollars in thousands):



                                                                              Three Months Ended
                                                                   -----------------------------------------
                                                                      March 31, 1999       March 31, 1998
                                                                   -----------------------------------------
          Net income                                                           $1,444                $ 3,558
          Goodwill amortization (including negative goodwill)                     203                    235
          Core deposit intangibles amortization (net of tax)                      273                    380
          Other fair value adjustment amortization (net of tax)                    43                      3
                                                                   -----------------------------------------
          Cash earnings                                                         1,963                  4,176
          Preferred dividends                                                       -                   (434)
                                                                   -----------------------------------------
          Cash earnings to common stockholders                                 $1,963                $ 3,742
                                                                   =========================================
          Cash earnings per share: (1)(3)
             Basic                                                             $ 0.38                $  0.91
             Diluted                                                           $ 0.38                $  0.91
          Performance ratios:(2)(3)
             Cash return on average tangible assets                            0.79 %                 2.20 %
             Cash return on average tangible equity                           19.81 %                71.01 %

(1) Basic earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period, including additional shares that would have been outstanding if dilutive potential shares had been issued.

(2) Cash return on average tangible assets and equity has been annualized for the three months ended March 31, 1999 and for the three months ended March 31, 1998.

(3) March 31, 1998 ratios include the $4.1 million gain on sale of Coal City National Bank. Basic and diluted cash earnings per share, excluding the gain on sale of Coal City National Bank, would have been $0.25 and $0.25 respectively. Cash return on average tangible assets and equity, excluding the gain on sale of Coal City National Bank, would have been 0.79 % and
    19.68 % respectively.

     Balance Sheet Review

     Total assets increased $470.2 million from $871.9 million at December 31, 1998 and $579.4 million from $762.7 million at March 31, 1998 to $1.3 billion at March 31, 1999. Approximately $491.0 million of the increase in total assets was due to the merger. In addition, U.S. Treasury investments at March 31, 1999, funded by short-term borrowings, increased $1.1 million as compared to December 31, 1998 and $100.0 million as compared to March 31, 1998. Net loans increased $239.8 million from $542.0 million at December 31, 1998 and $262.6 million from $519.2 million at March 31, 1998 to $781.8 million at March 31, 1999. Approximately $205.9 million of increase in net loans was due to the merger while the remaining increase was due to strong loan demand. Total deposits increased $334.0 million from $645.7 million at December 31, 1998 and $634.4 million at March 31, 1998 to $968.4 million at March 31, 1999. Increase in deposits related to the merger was $343.0 million.

     Long-term borrowings increased $101.1 million from December 31, 1998 and $92.6 million from March 31, 1998 primarily attributable to advances from the Federal Home Loan Bank of $100.8 million acquired through the merger.

     Additionally, in July 1998, the Company issued $25.0 million in Corporation Obligated Mandatorily Redeemable Capital Securities and retired $10.0 million of Corporation Obligated Mandatorily Redeemable Preferred Securities issued in 1997.

     Total stockholders' equity increased $26.9 million from December 31, 1998 and $19.0 million from March 31, 1998 to $73.8 million at March 31, 1999. Increase in stockholders' equity due to the merger was $26,309. Additionally, in the fourth quarter of 1998, the Company used a portion of the proceeds from the issuance of the Capital Securities to redeem the Class B Preferred Stock of the Company issued in connection with the U.S. Bancorp acquisition. The aggregate redemption price for the Class B Preferred Stock of the Company was $10.2 million, plus accrued dividends.

     As of March 31, 1999, the Company's book value per share was $10.45 compared to $11.46 at December 31, 1998 and $10.92 at March 31, 1998.

     Loan Portfolio

     The following table sets forth the composition of the loan portfolio (dollars in thousands):





                                                                  March 31,           December 31,           March 31,
                                                                    1999                  1998                 1998
                                                            ---------------------------------------------------------------
                                                              Amount    Percent     Amount    Percent    Amount    Percent
                                                            ---------------------------------------------------------------
Commercial                                                   $128,798    16.15 %    $122,094    22.27 %  $103,055   19.56 %
Commercial loans collateralized
   by assignment of lease payments                            127,343    15.97 %      89,301    16.28 %    88,793    16.85 %
Real estate                                                   404,306    50.69 %     281,196    51.28 %   268,683    50.99 %
Real estate construction                                       29,963     3.76 %      21,059     3.84 %    35,902     6.81 %
Installment                                                   107,122    13.43 %      34,703     6.33 %    30,481     5.79 %
                                                             ---------------------------------------------------------------
    Gross loans                                               797,532   100.00 %     548,353   100.00 %   526,914   100.00 %
                                                                        ========               ========             ========
Allowance for loan losses                                     (15,766)                (6,344)              (7,751)
                                                             --------               --------             --------
    Net loans                                                $781,766               $542,009             $519,163
                                                             ========               ========             ========



     Net loans increased $239.8 million from $542.0 million at December 31, 1998 and $262.6 million from $519.2 million at March 31, 1998 to $781.8 million at March 31, 1999. Approximately $205.9 million of increase in net loans was due to the merger, while the remaining increase was due to strong loan demand. The composition of the loan portfolio remained relatively constant with the exception of the installment loan portfolio, which increased with the addition of home equity lines of credit acquired through the merger.

     Asset Quality

     The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

                                                                        March 31,        December 31,       March 31,
                                                                          1999              1998              1998
                                                                       ----------------------------------------------
Non-accruing loans                                                     $ 10,727           $  4,789           $  9,364
Loans 90 days or more past due, still accruing interest                       -                 85                  -
                                                                       ----------------------------------------------
Total non-performing loans                                               10,727              4,874              9,364
Other real estate owned                                                     740                442              3,879
                                                                       ----------------------------------------------
Total non-performing assets                                            $ 11,467           $  5,316          $  13,243
                                                                       ==============================================

Total non-performing loans to total loans                                1.35 %             0.89 %             1.78 %
Allowance for loan losses to non-performing loans                      146.97 %           130.16 %            82.77 %
Total non-performing assets to total assets                              0.85 %             0.61 %             1.74 %


     In March of 1998 the Company had higher non-performing assets which were acquired as part of the acquisition of U.S. Bancorp in 1997. The potential problem loans declined from $13.2 million at March 31, 1998 to $5.3 million at December 31, 1998 due to the Company's collection efforts. The increase in non-performing assets from December 31, 1998 to March 31, 1999 was due to the merger.

     Provision for Loan Losses

     A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1999           1998
                                                   ----------------------------
Balance at beginning of period                        $  6,344       $  7,922
Decreases resulting from sale of subsidiary                 --           (399)
Additions resulting from merger                          9,489             --
Provision for loan losses                                  246            188
Charge-offs                                               (410)            (4)
Recoveries                                                  97             44
                                                      -----------------------
Balance at March 31,                                  $ 15,766       $  7,751
                                                      =======================
Total loans at March 31,                              $797,532       $526,914
Ratio of allowance to total loans                         1.98%          1.47%


     For the three months ended March 31, 1999 and 1998, there were net charge-offs (recoveries) of $313 thousand ($40) thousand, respectively. In March 1999, $9.5 million was added to the allowance for loan losses with the merger. In January 1998, Coal City National Bank was sold, reducing the allowance for loan losses by $399 thousand.

     The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is conducted by regulatory authorities and by independent public accountants in conjunction with their annual audit. The amount of additions to the allowance for loan losses which are charged to earnings through the provision for loan losses is determined based on a variety of factors, including actual charge-offs and anticipated charge-offs, delinquent loans, historical loss experience and economic conditions in the Bank's market area. Although management believes the allowance for loan losses is sufficient to cover potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

     Interest Only Securities

     Approximately $15.3 million of interest only securities were acquired as a result of the merger with Avondale. Avondale securitized and sold certain home equity lines of credit to investors. On a quarterly basis, the Company performs a review to determine the fair value of its interest-only securities. As part of its review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

     The discount rate reflects liquidity and risk premiums required by the capital markets. Prepayment speeds are adjusted based upon both historical experience and expectations for the future. Projected loan losses are based on the Company's non-judgmental credit underwriting models and are further validated with updated credit scores at least semi-annually.

   Following is a table of the four interest only security pools and the assumptions used for each of the securitized pools:

                                           Interest Only Security Pool
                                       -----------------------------------
                                        96-1      97-1      97-2     98-1
                                       -----------------------------------
Discount rate                             12%       12%       12%      12%
Prepayment speed                        38.3%     39.8%     41.5%    28.5%
Remaining over-the-life loan losses     4.66%     4.98%     5.25%    4.81%

     The revision of the foregoing assumptions resulted in a reduction of comprehensive income by $187 thousand at March 31, 1999. The Company will continue to review its assumptions quarterly and revise them when circumstances dictate.

     Because of the sensitivity of the value of the interest only securities to market factors beyond management's control, the actual amounts realized could differ materially from the carrying value.

     Investment Securities

     The following table sets forth the amortized cost and fair value of the Company's investment securities by accounting classification and type of security:

                                                    March 31,                     December 31,                    March 31,
                                                      1999                          1998                            1998
                                            --------------------------------------------------------------------------------------
                                            Amortized         Fair        Amortized         Fair         Amortized          Fair
                                              Cost           Value          Cost            Cost           Cost             Value
                                            --------------------------------------------------------------------------------------
Securities Available for Sale:
  U.S. Treasury securities                   $118,683       $118,663       $128,630       $128,748       $ 97,179         $ 97,328
  U.S. government agencies and
    corporations                              148,150        147,709         80,089         80,411         33,680           33,691
  Mortgage-backed securities                  103,364        103,519          2,779          2,861          5,513            5,651
                                            --------------------------------------------------------------------------------------
    Total securities                         $370,197       $369,891       $211,498        212,020       $136,372         $136,670
                                            ======================================================================================
Securities Held to Maturity:
  States and political subdivisions          $  5,525       $  5,881       $  5,524       $  5,912       $  4,256         $  4,669
  Mortgage-backed securities                    4,444          4,415          4,651          4,648             --               --
  Other securities                                963            963            967            969            968              969
                                            --------------------------------------------------------------------------------------
    Total securities                         $ 10,932       $ 11,259       $ 11,142       $ 11,529       $  5,224         $  5,638
                                            ======================================================================================

     Liquidity and Sources of Capital

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $3.9 million and $2.1 million for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by (used in) investing activities was $24.5 million for the three months ended March 31, 1999 and ($12.9) million for the same period in 1998; respectively. The increase in 1999 is attributable to an increase in net federal funds sold and cash acquired through the merger. Net cash provided by (used in) financing activities was ($17.4) million for the three months ended March 31, 1999 and $10.8 million for the same period in 1998; respectively. The decrease in 1999 is attributable to a decrease in net interest bearing deposits.

     The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the asset liability committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, more than $30 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank (FHLB) and has the ability to borrow from the FHLB. In addition, MB Financial, Inc. maintains a line of credit with a large regional correspondent bank in the amount of $15.0 million. As of March 31, 1999, MB Financial had $11.5 million undrawn and available under its line of credit.

     Year 2000 Compliance

     A significant issue has emerged in the banking industry and for the economy overall regarding how existing computer systems recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. If computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations that rely on the date field information, such as interest payment due dates and other operating functions, may generate results that could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 issue could adversely affect the creditworthiness of the Bank's borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a significant adverse impact on the products, services and competitive condition of the Company and the Bank.

     On March 20, 1998, the Examination Parity and Year 2000 Readiness for Financial Institutions Act, P.L. 105-164, became law. In that statute, Congress emphasized the seriousness with which financial services industry and its regulators must view the Year 2000 issue by requiring the regulators to conduct seminars for, and otherwise provide information and model approaches concerning common problems to, the nation's financial institutions concerning this problem. The regulators, acting through the FFIEC, have been compiling and disseminating such information through industry-wide pronouncements which emphasize that safety and soundness examinations would focus, among other things, on the institutions' awareness and preparations with respect to the Year 2000 issue. Failure to appropriately address the Year 2000 issue may result in supervisory actions, denials of regulatory applications and civil money penalties.

     In response to the foregoing regulatory guidance and pronouncements, the Company and the Bank have been reviewing the Bank's operating procedures for exposure to potential issues that the Year 2000 might have on its computer systems and programs. At the direction of the Bank's Board of Directors, the Year 2000 committee was established and has identified any issues related to computer hardware, software and operating systems to ensure that they will be capable of properly recognizing the January 1, 2000 and beyond. In addition, selected business customers have been contacted and procedures have been put in place to survey these business customers to understand their progress in regard to dealing with the Year 2000. The Year 2000 committee reports periodically to the Bank's Board of Directors.

     Management believes that the organization has had an effective corporate year 2000 compliance program in place and that additional expenditures required to bring its systems into compliance will not have a materially adverse effect on the Company's operations, cash flow, or financial condition. Management has made significant progress in identifying and testing all its systems for year 2000 compliance. Of all systems that have been identified as mission critical, all but one are deemed year 2000 compliant. This remaining mission critical system is the outsourced data processing system, and the Company is awaiting the proxy testing by the outsourced data processor. This system has been reported
to be year 2000 compliant.    As part of the Company's process of updating
computer hardware, the Company replaced computer equipment prior to the merger with Avondale and these costs were incurred by Avondale prior to the merger. Management expects that any additional expenditures related to the year 2000 problem are immaterial.

     Forward Looking Statements

     Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

 .  Federal and state legislative and regulatory developments;
 .  Changes in management's estimate of the adequacy of the allowance for loan losses;
 .  Changes in management's valuation of the interest only securities;
 .  Changes in the level and direction of loan delinquencies and write-offs;
 .  Interest rate movements and their impact on customer behavior and the
   Company's net interest margin;
 .  The impact of repricing and competitors' pricing initiatives on loan and deposit products;
 .  The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;
 . The Company's ability to access cost effective funding; and . Changes in financial markets and general economic conditions.

PART II. -  OTHER INFORMATION

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on the 14th day of May 1999.

                              MB FINANCIAL, INC.

                            By: /s/ Mitchell Feiger
                                -------------------
                                Mitchell Feiger

                            Chief Executive Officer
                         (Principal Executive Officer)

                            By: /s/ Howard A. Jaffe
                                -------------------
                                Howard A. Jaffe

                  Vice President and Chief Financial Officer
            (Principal Financial and Principal Accounting Officer)