Form 10-Q
period 1999-06-30
MB FINANCIAL INC
filed 1999-08-13
CIK 908143

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

                  For the quarterly period ended June 30, 1999

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

                           YES: XXX         NO: ____
                                ---


     There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of August 10, 1999.

================================================================================

                      MB FINANCIAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 June 30, 1999

                                     INDEX
                                     -----


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated balance sheets at June 30, 1999, December 31, 1998 and June 30, 1998                               3

               Consolidated statements of income for the three and six months ended
               June 30, 1999 and 1998                                                                                          4

               Consolidated statements of cash flows for the six months ended June 30, 1999 and 1998                       5 - 6

               Notes to consolidated financial statements                                                                 7 - 11

Item 2.        Management's discussion and analysis of financial condition and results of operations                     11 - 21

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                                     22

PART II.       OTHER INFORMATION

               Signatures                                                                                                     22

PART I.- FINANCIAL INFORMATION

       Item 1. Financial Statements

MB FINANCIAL, INC.


CONSOLIDATED BALANCE SHEETS
(Unaudited - June 30, 1999 and 1998)
(Statement Amounts in Thousands)

                                                                             June 30,      December 31,      June 30,
                                                                               1999            1998            1998
                                                                            -----------------------------------------
ASSETS
Cash and due from banks                                                     $   30,953       $ 23,669        $ 27,968
Investment securities:
  Securities available for sale                                                254,288        212,020         224,837
  Securities held to maturity (fair value of $10,701 at
    June 30, 1999, $11,529 at December 31, 1998 and
    $10,495 at June 30, 1998)                                                   10,573         11,142          10,161
Stock in Federal Home Loan Bank                                                  5,290          2,614           2,239
Federal funds sold                                                                   -         20,350          21,000
Other interest bearing deposits                                                    469              -               -
Loans (net of allowance for loan losses of $14,453 at June 30, 1999,
  $6,344 at December 31, 1998 and $7,014 at June 30, 1998)                     815,321        542,009         523,206
Lease investments, net                                                          22,419         21,931          21,841
Premises and equipment, net                                                     12,105         11,483          11,474
Interest only securities                                                        15,150              -               -
Intangibles, net                                                                17,057         18,293          20,249
Other assets                                                                    30,359          8,380           7,392
                                                                            -----------------------------------------
      Total assets                                                          $1,213,984       $871,891        $870,367
                                                                            =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Non-interest bearing                                                    $  141,333       $128,218        $138,372
    Interest bearing                                                           797,520        517,443         505,739
                                                                            -----------------------------------------
      Total deposits                                                           938,853        645,661         644,111
Short-term borrowings                                                           42,411        130,521         131,909
Long-term borrowings                                                           136,802         37,034          26,168
Other liabilities                                                               21,228         11,815          10,809
                                                                            -----------------------------------------
      Total liabilities                                                      1,139,294        825,031         812,997
                                                                            -----------------------------------------
Minority Interest in Subsidiary                                                      -              -           1,315
                                                                            -----------------------------------------

Stockholders' Equity
  Preferred stock, (Class B, $150,000 par value; authorized 100 shares;
    issued June 30, 1998 68 shares)                                                  -              -          10,200
  Common stock, (June 30, 1999 $0.01 par value;
    authorized 20,000,000 shares; issued 7,064,515 shares;
    December 31, 1998 and June 30, 1998 no par value;
    $10 stated value; authorized 200,000 shares; issued 48,957 shares)              71            490             490
  Additional paid-in capital                                                    50,447         23,794          23,779
  Retained earnings                                                             26,427         22,232          21,390
  Accumulated other comprehensive income                                        (2,255)           344             196
                                                                            -----------------------------------------
      Total stockholders' equity                                                74,690         46,860          56,055
                                                                            -----------------------------------------
      Total liabilities and stockholders' equity                            $1,213,984       $871,891        $870,367
                                                                            =========================================

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Statement Amounts in Thousands except Common Share Data)
(Unaudited)

                                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                                -----------------------------------------------------------------
                                                                    1999             1998                1999             1998
                                                                -----------------------------------------------------------------
Interest Income:
   Loans                                                        $    16,140      $    11,092         $    28,942      $    22,251
   Investment securities:
      Taxable                                                         4,836            2,777               8,475            5,308
      Nontaxable                                                         81               71                 160              153
   Federal funds sold                                                   325               91                 618              209
   Other interest bearing accounts                                       19                -                  36                -
                                                                -----------------------------------------------------------------
      Total interest income                                          21,401           14,031              38,231           27,921
                                                                -----------------------------------------------------------------
Interest expense:
   Deposits                                                           8,264            5,610              14,568           11,203
   Short-term borrowings                                                743            1,080               2,250            1,811
   Long-term borrowings                                               1,834              514               2,904            1,077
                                                                -----------------------------------------------------------------
      Total interest expense                                         10,841            7,204              19,722           14,091
                                                                -----------------------------------------------------------------
Net interest income                                                  10,560            6,827              18,509           13,830
Provision for loan losses                                               288              187                 534              375
                                                                -----------------------------------------------------------------
      Net interest income after provision for loan losses            10,272            6,640              17,975           13,455
                                                                -----------------------------------------------------------------
Other income:
   Loan service fees                                                  1,077               78               1,477              166
   Deposit service fees                                                 818              902               1,509            1,604
   Lease financing, net                                                 229              659                 466              904
   Net gains on sale of securities available for sale                     7                -                   7               15
   Gain on sale of Coal City National Bank                                -                -                   -            4,099
   Other operating income                                               451              127                 686              478
                                                                -----------------------------------------------------------------
      Total other income                                              2,582            1,766               4,145            7,266
                                                                -----------------------------------------------------------------
Other expense:
   Salaries and employee benefits                                     4,450            3,078               8,267            6,731
   Occupancy and equipment expenses                                   1,512              933               2,787            1,879
   Intangibles amortization expense                                     618              810               1,236            1,621
   Other operating expenses                                           2,212            1,545               3,565            2,975
                                                                -----------------------------------------------------------------
      Total other expense                                             8,792            6,366              15,855           13,206
                                                                -----------------------------------------------------------------
      Income before income taxes and minority interest                4,062            2,040               6,265            7,515
Income taxes                                                          1,311              815               2,070            2,700
                                                                ------------------------------------------------------------------
      Income before minority interest                                 2,751            1,225               4,195            4,815
Minority interest                                                         -              (23)                  -              (55)
                                                                -----------------------------------------------------------------
      Net income                                                      2,751            1,202               4,195            4,760
                                                                -----------------------------------------------------------------
Other comprehensive income:
   Unrealized securities (losses) gains, net of income taxes         (1,864)               7              (2,594)            (115)
   Less:  reclassification adjustments for gains included
     in net income, net of income taxes                                   5                -                   5               10
                                                                ------------------------------------------------------------------
      Other comprehensive income                                     (1,869)               7              (2,599)            (125)
                                                                -----------------------------------------------------------------
      Comprehensive income                                      $       882      $     1,209         $     1,596      $     4,635
                                                                =================================================================
      Net income                                                $     2,751      $     1,202         $     4,195      $     4,760
Preferred stock dividend                                                  -                -                   -              434
                                                                -----------------------------------------------------------------
      Net income available to common stockholders               $     2,751      $     1,202         $     4,195      $     4,326
                                                                =================================================================
Common share data:
   Basic earnings per common share                              $      0.39      $      0.29         $      0.69      $      1.06
   Diluted earnings per common share                            $      0.39      $      0.29         $      0.69      $      1.05
   Weighted average common shares outstanding                     7,064,515        4,087,910           6,105,417        4,098,635

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Statement Amounts in Thousands)

                                                                                                      Six Months Ended June 30,
                                                                                                     --------------------------
                                                                                                        1999             1998
                                                                                                     --------------------------
Cash Flows From Operating Activities
  Net income                                                                                         $   4,195        $   4,760
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                           4,667            4,280
  Gain on disposal of premises and equipment and leased equipment                                            -             (267)
  Gain on sale of Coal City National Bank                                                                    -           (4,099)
  Amortization of intangibles                                                                            1,236            1,621
  Provision for loan losses                                                                                534              375
  Credit for deferred income taxes                                                                        (563)            (303)
  Bond  accretion, net                                                                                  (1,279)          (1,268)
  Securities gains, net                                                                                     (7)             (15)
  Minority interest in net income                                                                            -               55
  Increase in accrued other assets                                                                      (2,757)            (180)
  Increase (decrease) in other liabilities                                                                 408             (906)
                                                                                                     --------------------------
    Net cash provided by operating activities                                                            6,434            4,053
                                                                                                     --------------------------
Cash Flows From Investing Activities
  Proceeds from sales of securities available for sale                                                  19,998           14,004
  Proceeds from maturities and calls of securities available for sale                                  157,083           57,534
  Proceeds from maturities and calls of securities held to maturity                                        606              447
  Purchase of securities available for sale                                                            (26,070)        (175,618)
  Purchase of securities held to maturity                                                                    -           (5,485)
  Federal funds sold, net                                                                               65,850           (3,100)
  Other interest bearing deposits, net                                                                   1,003                -
  Increase in loans, net of principal collections                                                      (76,012)         (21,977)
  Purchases of premises and equipment and leased equipment                                              (5,782)          (7,972)
  Proceeds from sales of premises and equipment and leased equipment                                         -            3,852
  Proceeds from sales of other real estate owned                                                           670            3,518
  Principal collected on lease investments                                                                 194                -
  Purchase of minority interests                                                                             -           (1,715)
  Proceeds from sale of Coal City National Bank, net                                                         -            5,481
  Cash acquired through merger with Avondale Financial Corp.                                             7,224                -
                                                                                                     --------------------------
    Net cash provided by (used in) investing activities                                                144,764         (131,031)
                                                                                                     --------------------------
Cash Flows From Financing Activities
  Net increase in noninterest bearing deposits                                                          13,115           13,307
  Net decrease in interest bearing deposits                                                            (62,884)          (1,204)
  Net increase (decrease) in short-term borrowings                                                     (93,110)         113,896
  Proceeds from long-term borrowings                                                                     2,414            2,815
  Principal paid on long-term borrowings                                                                (3,449)          (9,062)
  Purchase and retirement of common stock                                                                    -             (674)
  Dividends paid on preferred stock                                                                          -             (434)
                                                                                                     --------------------------
    Net cash provided by (used in) financing activities                                               (143,914)         118,644
                                                                                                     --------------------------
    Net increase (decrease) in cash and cash due from banks                                          $   7,284        $  (8,334)
Cash and due from banks:
Beginning                                                                                               23,669           36,302
                                                                                                     --------------------------
Ending                                                                                               $  30,953        $  27,968
                                                                                                     ==========================

                                  (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(Statement Amounts in Thousands)

                                                                           Six Months Ended June 30,
                                                                  ------------------------------------------
                                                                          1999                   1998
                                                                  ------------------------------------------

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest paid to depositors                                   $         14,645         $        11,156
     Other interest paid                                                      5,442                   2,273
     Income taxes paid, net of refunds                                        1,199                   2,710

Supplemental Schedule of Noncash Investing Activities
  Merger with Avondale Financial Corp.
    Noncash Assets acquired:
      Securities available for sale                                $        185,125
      Stock in Federal Home Loan Bank                                         5,290
      Federal funds sold                                                     45,500
      Other interest bearing deposits                                         1,472
      Loans, net                                                            205,861
      Premises and equipment                                                    189
      Accrued interest and other and other assets                            21,229
      Interest only securities                                               13,758
                                                                 ------------------
                                                                            478,424
                                                                 ------------------
  Liabilities assumed:
    Interest bearing deposits                                               342,961
    Short-term borrowings                                                     5,000
    Long-term borrowings                                                    100,803
    Other liabilities                                                        10,575
                                                                 ------------------
                                                                            459,339
                                                                 ------------------
    Net noncash assets acquired                                    $         19,085
                                                                 ------------------
    Cash acquired                                                  $          7,224
                                                                 ==================

Sale of Coal City National Bank
  Assets sold:
    Cash                                                                                    $         2,319
    Securities available for sale                                                                    15,418
    Securities held to maturity                                                                         173
    Federal funds sold                                                                               19,500
    Loans, net                                                                                       17,573
    Premises and equipment                                                                              696
    Other                                                                                               317
                                                                                         ------------------
                                                                                                     55,996
                                                                                         ------------------
  Liabilities sold:
    Deposits                                                                                         52,052
    Other                                                                                               243
                                                                                         ------------------
                                                                                                     52,295
                                                                                         ------------------
    Net assets sold                                                                         $         3,701
                                                                                         ==================
    Cash received                                                                           $         7,800
                                                                                         ==================
Real estate acquired in settlement of losses                       $             94         $           222
                                                                 ==========================================

See Notes to Consolidated Financial Statements.

                              MB FINANCIAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the entire fiscal year.

     The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes the disclosures made in the consolidated financial statements are adequate so that the financial statements are not misleading. These financial statements should be read in conjunction with consolidated financial statements and notes thereto included in Coal City Corporation's December 31, 1998 audited financial statements filed with Form 8-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

2.   THE MERGER

     On February 26, 1999, Coal City Corporation, the holding company for Manufacturers Bank (the "Bank"), was merged with and into Avondale Financial Corp., the holding company for Avondale Federal Savings Bank. The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank.

     Since the Coal City stockholders owned more than 50% of the combined company, the transaction was accounted for as a reverse acquisition using the purchase method of accounting with Coal City being the accounting acquirer. As a result, the post-merger historical financial statements of the combined company are Coal City's as the accounting acquirer, and includes the operating results of Avondale since the merger date. Total consideration, based upon Avondale's shares outstanding at the merger date times the estimated market value per share at the merger announcement date, was $26.4 million. The amount of goodwill that was recorded at the merger date was a negative $267 thousand, which represents the excess of the fair value of net assets acquired over total consideration. Negative goodwill is being amortized over a ten-year period. Included in the purchase accounting adjustments was an accrual of $8.0 million for merger related costs. The accrual includes estimated costs for termination of data processing contracts, professional fees, severance and personnel related expenses and lease contracts. At June 30, 1999, the remaining liability was approximately $7.1 million primarily for lease contracts, termination of data processing contracts and severance costs. The majority of the remaining costs are scheduled to occur in 1999.

     Each share of Coal City Common Stock issued and outstanding on February 26, 1999 was converted into 83.5 shares of Avondale Financial Corp. Consequently, common share data for the three and six months end 1999 and 1998 was converted at an exchange rate of 83.5.

     The unaudited pro forma results of operation, which follow, assume that the merger had occurred at January 1, 1998. In addition to combining the historical results of operations of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the merger.

     Unaudited pro forma consolidated results of operations for the three and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                          Three Months Ended             Six Months Ended
                                                   ------------------------------------------------------------
                                                     June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
                                                   ------------------------------------------------------------

Net interest income                                  $      10,560  $      10,753  $      20,914  $      22,326
Net income                                                   2,751          2,968          1,960          6,732
Net income available to common stockholders                  2,751          2,968          1,960          6,298

Basic earnings per common share                      $        0.39  $        0.41  $        0.28  $        0.86
Diluted earnings per common share                    $        0.39  $        0.41  $        0.28  $        0.86

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger actually taken place at the beginning of the respective periods, or of results which may occur in the future.

3.  REGULATORY CAPITAL

     The Company and it's subsidiary, the Bank, are subject to certain regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and Bank's assets, liabilities, and certain off-balance-sheet items are calculated using regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined).

     The Company and the Bank were in full compliance with all capital adequacy requirements to which they are subject at June 30, 1999. As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the framework of prompt corrective action. To be categorized as "well capitalized" the Bank must maintain the total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the "well capitalized" column in the table below. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

     The required and actual amounts and ratios for the Company and the Bank are presented below (dollars in thousands):

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                    For Capital            Prompt Corrective
                                           Actual                Adequacy Purposes         Action Provisions
                                -------------------------------------------------------------------------------
                                     Amount        Ratio        Amount        Ratio        Amount       Ratio
                                -------------------------------------------------------------------------------
As of June 30, 1999 (unaudited)
Total capital (to risk-weighted
 assets):
        MB Financial, Inc.            $  98,472     10.18 %      $  77,387      8.00 %           N/A        N/A
        Manufacturers Bank               98,615     10.21 %         77,301      8.00 %      $ 96,627   10.00 %
Tier 1 capital (to
 risk-weighted assets):
        MB Financial, Inc.               86,132      8.90 %         38,694      4.00 %           N/A        N/A
        Manufacturers Bank               86,539      8.96 %         38,651      4.00 %        57,976     6.00 %
Tier 1 capital (to average
 assets):
        MB Financial, Inc.               86,132      6.95 %         49,601      4.00 %           N/A        N/A
        Manufacturers Bank               86,539      6.99 %         49,549      4.00 %        61,936     5.00 %



4.  EARNINGS PER SHARE DATA

  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share data):

                                                      Three Months Ended             Six Months Ended
                                               ------------------------------------------------------------
                                                 June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
                                               ------------------------------------------------------------

Basic:
   Net income                                      $     2,751    $     1,202    $     4,195    $     4,760
   Less preferred dividends                                  -              -              -            434
                                               ------------------------------------------------------------
   Net income available to common stockholders           2,751          1,202          4,195          4,326
   Average shares outstanding                        7,064,515      4,087,910      6,105,417      4,098,635
                                               ------------------------------------------------------------
Basic earnings per share                           $      0.39    $      0.29    $      0.69    $      1.06
                                               ============================================================

Diluted:
   Net income                                      $     2,751    $     1,202    $     4,195    $     4,760
   Less preferred dividends                                  -              -              -            434
                                               ------------------------------------------------------------
   Net income available to common stockholders           2,751          1,202          4,195          4,326
   Average shares outstanding                        7,064,515      4,087,910      6,105,417      4,098,635
   Net effect of dilutive stock options                 17,761          3,344         17,768          3,344
                                               ------------------------------------------------------------
Total                                                7,082,276      4,091,254      6,123,185      4,101,979
                                               ------------------------------------------------------------
Diluted earnings per share                         $      0.39    $      0.29    $      0.69    $      1.05
                                               ============================================================

5.  LONG-TERM BORROWINGS

     The following table presents long-term borrowings for the periods indicated (in thousands):

                                                          June 30,      December 31,   June 30,
                                                             1999          1998          1998
                                                       ----------------------------------------

Federal Home Loan Bank advances                           $  100,803     $       -   $      -
Preferred Capital Securities                                  25,000        25,000
Preferred Trust Securities                                                             10,000
Loans for the purchase of equipment and other loans            8,499         8,534      9,468
Correspondent bank lines of credit                             2,500         3,500      6,700
                                                        ---------------------------------------
                                                          $  136,802     $  37,034   $ 26,168
                                                        =======================================

     At June 30, 1999, the Company had $100.8 million in advances from the Federal Home Loan Bank which were acquired through the merger. The Company pledged its stock in the Federal Home Loan Bank as collateral for these advances. In addition, the Company is required to maintain certain qualifying first mortgage loans or mortgage backed securities in an amount equal to at least 170% of the outstanding advances. $100.0 million of the advances bear interest at a rate of 4.69% and are scheduled to mature in 2008; they are callable, however, at any time by the Federal Home Loan Bank. The remaining $803 thousand of the advances mature in 2003 and bear interest at a rate of 2.50%.

     At June 30, 1999 and December 31, 1998, the Company had Preferred Capital Securities of $25.0 million which were issued in July 1998. These Preferred Capital Securities were issued with a floating rate through Coal City Capital Trust I (Trust), a statutory business trust and wholly owned subsidiary of the Company. The Preferred Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 180 basis points. Proceeds from the sale of the Preferred Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points) Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company which represents all of the assets of the Trust. The Preferred Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Preferred Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances. At June 30, 1998, the Company had Preferred Trust Securities of $10.0 million. The Preferred Trust Securities required quarterly payments of interest only at a rate of 9.25% per annum. These Preferred Trust Securities were retired at July 1998 with the proceeds from the $25.0 million issuance of the Preferred Capital Securities.

     At June 30, 1999, December 31, 1998 and June 30, 1998, the Company had loans for the purchase of equipment and other loans of $8.5 million, $8.5 million and $9.5 million, respectively. At June 30, 1999, these loans had various interest rates and various scheduled maturity dates through June 2007.

     The Company had two lines of credit with a correspondent bank at June 30, 1999, a secured revolving note payable and an unsecured revolving note payable. The secured note payable had outstanding balances of $2.3 million, $3.2 million and $6.2 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. The secured note bears interest at a rate computed at a 1-month LIBOR rate plus 125 basis points at June 30, 1999. In addition, the secured note requires quarterly payments of interest only on the outstanding balance through July 1, 1999 at which time the revolving feature of the secured note shall cease. At that time, the unpaid principal amount on the secured note shall convert to an installment note, with quarterly payments including interest computed at a 1-month LIBOR rate plus 125 basis points, and a scheduled maturity date of June 1, 2007. The unsecured note payable had outstanding balances of $250 thousand at June 30, 1999 and December 31, 1998, and $500 thousand at June 30, 1998. The unsecured note bears interest at the correspondent bank's prime rate, 7.75%, at June 30, 1999 and requires quarterly payments of interest only on the outstanding balance through July 1, 1999 at which time the revolving feature of the unsecured note shall cease. At that time, the unpaid principal amount of the unsecured note shall convert to an installment note with quarterly payments, including interest at the correspondent bank's prime rate, and a scheduled maturity date of June 1, 2007.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS 131 requires disclosure for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. This Statement also requires descriptive information about the way the operating segments were determined. The provisions of SFAS 131 were effective for fiscal years beginning after December 15, 1997, with earlier application permitted.
The Company adopted SFAS No. 131 at December 31, 1998 and the Company views its banking business as its only segment. For purposes of SFAS No. 131, management evaluates financial performance and manages operations on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

     In June 1998, the FASB adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB adopted SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS 133, as amended by SFAS 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137, may be implemented as of the beginning of any fiscal quarter after June 30, 1998 but cannot be applied retroactively. Management has not yet determined the impact of this standard.

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

     Results of Operations

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

     The Company had net income of $2.8 million for the three months ended June 30, 1999 compared to $1.2 million for the three months ended June 30, 1998, an increase of 128.9%. Net interest income was $10.6 million for the second quarter of 1999 compared to $6.8 million for the same period in 1998. The increase in net interest income was due to the merger and the Company's continued growth in its core commercial banking business.

     Net income was $4.2 million for the six months ended June 30, 1999 compared to $4.8 million for the six months ended June 30, 1998. Net income for the six months ended 1998 included a $2.7 million net of tax gain from the sale of Coal City National Bank in the first quarter of 1998. Net interest income was $18.5 million for the six months ended June 30, 1999 compared to $13.8 million for the same period for 1998. The increase in net interest income was due to the merger and the Company's continued growth in its core commercial banking business.

     Other income increased $816 thousand to $2.6 million for the quarter ended June 30, 1999 from $1.8 million for the quarter ended June 30, 1998. This increase was primarily due to increases in loan servicing fees and other operating income. The Company is servicing the home equity lines of credit that were originated and securitized by Avondale. The Company receives a 1.00% fee for this type of servicing. The increase in other operating income was primarily due to an increase in brokerage fees. Offsetting these increases in fees was a decrease in net lease financing income for the second quarter of 1999 compared to the same period for 1998, as 1998 included some gains for equipment sold at the end of the lease terms.

     For the six months ended June 30, 1999, other income decreased $3.2 million to $4.1 million from $7.3 million for the six months ended June 30, 1998. The decreased was primarily due to a gain resulting from the sale of Coal City National Bank and a gain on the sale of a land trust business both in the first quarter of 1998. Loan servicing fees increased due to the acquisition of loan servicing activities acquired through the merger for the six months ended June 30, 1999 compared to the same period for 1998. An additional increase was due to a net gain on the sale of other real estate owned while net lease financing income decreased for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Net lease financing income decreased due to some gains for equipment sold at the end of the lease terms for the same period in 1998.

     Other expense increased from $6.4 million for the second quarter of 1998 to $8.8 million for the second quarter of 1999 reflecting post-merger operating costs. These higher costs included increases in salaries and employee benefits, occupancy and equipment expenses as well as other operating expenses. Additionally, intangible amortization decreased for the second quarter of 1999 compared to the second quarter for 1998 as the Company utilizes an accelerated amortization method which amortizes more of the core deposit intangible premium in early years than in later years.

     For the six months ended June 30, 1999, other expense increased $2.7 million to $15.9 million from $13.2 million for the six months ended June 30, 1998. The increase was due to additional operating costs primarily associated with additional branches and personnel acquired through the merger. Offsetting this increase was a decrease in operating expenses related to the sale of Coal City National Bank and a decrease in intangible amortization.

     Net Interest Margin

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

                  AVERAGE BALANCES, INTEREST RATES AND YIELDS
                            (Dollars in thousands)

                                                                            Three Months Ended June 30,
                                                      -------------------------------------------------------------------------
                                                                      1999                                   1998
                                                      -------------------------------------------------------------------------
                                                        Average                      Yield/     Average                  Yield/
                                                        Balance      Interest        Rate       Balance    Interest       Rate
                                                      -------------------------------------------------------------------------
Interest Earning Assets:
Loans (1) (2)                                         $  814,139      $16,140        7.95%       $531,257   $11,092       8.37%
Taxable investment securities                            302,289        4,836        6.42%        193,390     2,777       5.76%
Investment securities exempt from federal
    income taxes (3)                                       5,486          123        8.97%          4,123       108      10.47%
Federal funds sold                                        27,937          325        4.67%          6,764        91       5.40%
Other interest bearing deposits                            1,477           19        5.16%              -         -          -%
                                                      -----------------------                    ------------------
    Total interest earning assets                      1,151,328       21,443        7.47%        735,534    14,068       7.67%
                                                                      -------                               -------
    Non-interest earning assets                          105,754                                   81,078
                                                      ----------                                 --------
    Total assets                                      $1,257,082                                 $816,612
                                                      ==========                                 ========

Interest Bearing Liabilities:
Deposits:
    NOW and money market deposit accounts             $  179,104        1,220        2.73%       $141,824     1,152       3.26%
    Savings deposits                                     163,875        1,042        2.55%         84,145       499       2.38%
    Time deposits                                        473,886        6,002        5.08%        286,031     3,864       5.42%
Long-term borrowings (4)                                 136,688        1,834        5.38%         28,688       609       8.51%
Short-term borrowings                                     68,074          743        4.38%         79,318     1,080       5.46%
                                                      -----------------------                    ------------------
    Total interest bearing liabilities                 1,021,628       10,841        4.26%        620,006     7,204       4.66%
                                                                      -------                               -------
Demand deposits - non-interest bearing                   137,891                                  127,523
Other non-interest bearing liabilities                    21,960                                   11,756
Minority interest in subsidiary                                -                                    1,307
Stockholders' equity                                      75,603                                   56,020
                                                      ----------                                 --------
    Total liabilities and stockholders' equity        $1,257,082                                 $816,612
                                                      ==========                                 ========
    Net interest income/interest rate spread (5)                      $10,602        3.21%                  $ 6,864       3.01%
                                                                      =======                               =======
    Net interest margin (6)                                                          3.69%                                3.74%


     (1)  Non-accrual loans are included in average loans.
     (2) Interest income includes loan origination fees of $246 thousand and $55 thousand for the three months ended June 30, 1999 and 1998, respectively.
     (3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% tax rate.
     (4) Long-term borrowings include preferred capital and preferred trust securities.
     (5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
     (6) Net interest margin represents net interest income as a percentage of average interest earning assets.

     The Company's net interest income increased $3.7 million to $10.6 million for the quarter ended June 30, 1999 from $6.9 million for the quarter ended June 30, 1998. The increase in net interest income resulted from an increase in interest income of $7.4 million, or 52.4%, partially offset by an increase in interest expense of $3.6 million or, 50.5%. Interest income increased due to a $415.8 million, or 56.5%, increase in average interest earning assets, while interest expense rose as a result of a $401.6 million, or 64.8%, increase in average interest bearing liabilities. Approximately $354.0 million of the increase in average interest earning assets and approximately $309.0 million of the increase in average interest bearing liabilities was due to the merger. At June 30, 1999, long-term borrowings included $100.8 million in Federal Home Loan Bank advances which were acquired through the merger. $100.0 million of the advances bear interest at a rate of 4.69% while $803 thousand of the advances bear interest at a rate of 2.5%. As a result, long-term borrowings yield/rate decreased to 5.38% for the three months ended June 30, 1999 from 8.51% for the three months ended June 30, 1998. The remaining increase in average interest earning assets and average interest bearing liabilities was due to growth in the Company's commercial banking businesses. The net interest margin decreased slightly from 3.74% for the quarter ended June 30, 1998 to 3.69% for the quarter ended June 30, 1999.

            AVERAGE BALANCES, INTEREST RATES AND YIELDS - Continued
                            (Dollars in thousands)

                                                                             Six Months Ended June 30,
                                                      -------------------------------------------------------------------------
                                                                      1999                                   1998
                                                      -------------------------------------------------------------------------
                                                        Average                    Yield/       Average                  Yield/
                                                        Balance      Interest       Rate        Balance    Interest       Rate
                                                      -------------------------------------------------------------------------
Interest Earning Assets:
Loans (1) (2)                                         $  723,483     $ 28,942         8.07%    $ 527,189    $22,251      8.51%
Taxable investment securities                            290,415        8,475         5.88%      184,444      5,308      5.80%
Investment securities exempt from federal
     income taxes (3)                                      5,500          242         8.89%        4,003        232     11.68%
Federal funds sold                                        26,608          618         4.68%        7,786        209      5.41%
Other interest bearing deposits                            1,464           36         4.96%            -          -         -%
                                                      -----------------------                  --------------------
     Total interest earning assets                     1,047,470       38,313         7.38%      723,422     28,000      7.81%
                                                                     --------                               -------
     Non-interest earning assets                          95,439                                  83,636
                                                      ----------                               ---------
     Total assets                                     $1,142,909                               $ 807,058
                                                      ==========                               =========

Interest Bearing Liabilities:
Deposits:
     NOW and money market deposit accounts            $  165,942        2,301         2.80%    $ 144,075      2,330      3.26%
     Savings deposits                                    138,315        1,729         2.52%       86,361      1,056      2.47%
     Time deposits                                       415,986       10,538         5.11%      284,745      7,817      5.54%
Long-term borrowings (4)                                 104,395        2,904         5.61%       26,221      1,077      8.28%
Short-term borrowings                                    100,655        2,250         4.51%       70,559      1,811      5.18%
                                                      -----------------------                  --------------------
     Total interest bearing liabilities                  925,293       19,722         4.30%      611,961     14,091      4.64%
                                                                     --------                               -------
Demand deposits- non-interest bearing                    133,114                                 125,297
Other non-interest bearing liabilities                    18,250                                  12,789
Minority interest in subsidiary                                -                                   1,665
Stockholders' equity                                      66,252                                  55,346
                                                      ----------                               ---------
     Total liabilities and stockholders' equity       $1,142,909                               $ 807,058
                                                      ==========                               =========
     Net interest income/interest rate spread (5)                    $ 18,591         3.08%                 $13,909      3.16%
                                                                     ========                               =======
     Net interest margin (6)                                                          3.58%                              3.88%

       (1)  Non-accrual loans are included in average loans.
       (2) Interest income includes loan origination fees of $435 thousand and $306 thousand for the six months ended June 30, 1999 and 1998, respectively.
       (3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% tax rate.
       (4) Long-term borrowings include preferred capital and preferred trust securities.
       (5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
       (6) Net interest margin represents net interest income as a percentage of average interest earning assets.

     For the six months ended June 30, 1999, net interest income increased $4.7 million to $18.6 million from $13.9 million for the six months ended June 30, 1998. The increase in net interest income resulted from an increase in interest income of $10.3 million, or 36.8%, partially offset by an increase in interest expense of $5.6 million or, 40.0%. Interest income increased due to a $324.0 million, or 44.8%, increase in average interest earning assets, while interest expense rose as a result of a $313.3 million, or 51.2%, increase in average interest bearing liabilities. Approximately $239.0 million of the increase in average interest earning assets and approximately $206.0 million of the increase in average interest bearing liabilities were due to the merger. At June 30, 1999, long-term borrowings included $100.8 million in Federal Home Loan Bank advances which were acquired through the merger. $100.0 million of the advances bear interest at a rate of 4.69% while $803 thousand of the advances bear interest at a rate of 2.5%. As a result, long-term borrowings yield/rate decreased to 5.61% for the six months ended June 30, 1999 from 8.28% for the six months ended June 30, 1998. The remaining increase in average interest earning assets and average interest bearing liabilities was due to growth in the Company's commercial banking businesses. The net interest margin decreased from 3.88% for the six months ended June 30, 1998 to 3.58% for the six months ended June 30, 1999.

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

                                               Three Months Ended June 30, 1999     Six Months Ended June 30, 1999
                                                   Compared to June 30, 1998           Compared to June 30, 1998
                                             ------------------------------------   ----------------------------------
                                                 Change      Change                  Change      Change
                                                 Due to      Due to      Total       Due to      Due to     Total
                                                 Volume       Rate       Change      Volume       Rate      Change
                                             ------------------------------------    ---------------------------------
Interest Earning Assets:
Loans                                            $  5,906    $   (858)   $ 5,048      $ 8,285   $ (1,594)   $ 6,691
Taxable investment securities                       1,564         495      2,059        3,049        117      3,166
Investment securities exempt from federal
 income taxes (1)                                      36         (21)        15           87        (76)        11
Federal funds sold                                    285         (51)       234          505        (96)       409
Other interest bearing deposits                        19           -         19           36          -         36
                                             ------------------------------------    -----------------------------------
   Total increase (decrease) in interest
     income                                         7,810        (435)     7,375       11,962     (1,649)    10,313
                                             ------------------------------------    -----------------------------------

Interest Bearing Liabilities:
   NOW and money market deposit accounts              303        (235)        68          354       (383)       (29)
   Savings deposits                                   473          70        543          635         38        673
   Time deposits                                    2,538        (400)     2,138        3,603       (882)     2,721
Long-term borrowings (2)                            2,293      (1,068)     1,225        3,211     (1,384)     1,827
Short-term borrowings                                (153)       (184)      (337)         772       (333)       439
                                             ------------------------------------    -----------------------------------
   Total increase (decrease) in interest
     expense                                        5,454      (1,817)     3,637        8,575     (2,944)     5,631
                                             ------------------------------------    -----------------------------------
   Increase (decrease) in net interest income    $  2,356    $  1,382    $ 3,738      $ 3,387   $  1,295    $ 4,682
                                             ====================================    ===================================

(1) Non-taxable investment income is presented on a fully tax equivalent basis utilizing a 34% rate.
(2) Long-term borrowings include preferred capital and preferred trust securities.

     Other Income

     Other income increased $816 thousand to $2.6 million for the quarter ended June 30, 1999 from $1.8 million for the quarter ended June 30, 1998. This increase was primarily due to a $999 thousand increase in loan servicing fees relating to the home equity loans previously securitized and sold by Avondale, and a $324 thousand increase in other operating income which included a $256 thousand increase in brokerage fees. Offsetting these increases was a $430 thousand decrease in net lease financing income for the second quarter of 1999 compared to the same period for 1998, as 1998 included some gains for equipment sold at the end of the lease terms.

     For the six months ended June 30, 1999, other income decreased $3.2 million to $4.1 million from $7.3 million for the six months ended June 30, 1998. The decrease was primarily due to a $4.1 million gain resulting from the sale of Coal City National Bank, and a $200 thousand gain on the sale of a land trust business both in the first quarter of 1998. Loan servicing fees increased $1.3 million due to the acquisition of loan servicing activities acquired through the merger for the six months ended June 30, 1999 compared to the same period for 1998. An additional $101 thousand increase was due to a net gain on the sale of other real estate owned while net lease financing income decreased $438 thousand for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Net lease financing income decreased due to some gains for equipment sold at the end of the lease terms for the same period in 1998.

     Other Expense

     Other expense increased from $6.4 million for the second quarter of 1998 to $8.8 million for the second quarter of 1999 resulting from higher operating costs of a larger company as a result of the merger. These higher costs included a $1.4 million increase in salaries and employee benefits, $579 thousand increase in occupancy and equipment expenses and a $667 thousand increase in other operating expenses for the second quarter of 1999 compared to the same period for 1998. Additionally, intangible amortization decreased $192 thousand for the second quarter of 1999 compared to the second quarter for 1998. The decrease in intangibles amortization represents a decrease in goodwill amortization of $30 thousand and a decrease in core deposit intangible amortization of $162 thousand. The Company utilizes an accelerated amortization method which amortizes more of the core deposit intangible premium in early years than in later years.

     For the six months ended June 30, 1999, other expense increased $2.7 million to $15.9 million from $13.2 million for the six months ended June 30, 1998. Approximately $3.1 million of the increase was due to operating costs primarily associated with five additional branches and additional personnel acquired through the merger. Offsetting this increase was a $314 thousand decrease in operating expenses related to the sale of Coal City National Bank, and a $385 thousand decrease in intangible amortization. The decrease in intangible amortization represents a decrease in goodwill amortization of $62 thousand and a decrease in core deposit intangible amortization of $323 thousand.

     Income Taxes

     The Company recorded an income tax expense of $1.3 million for the three months ended June 30, 1999, compared to $815 thousand for the same period in 1998 as a result of the $2.0 million increase in the Company's income before taxes for the second quarter of 1999.

     For the six months ended June 30, 1999, the Company recorded an income tax expense of $2.1 million compared to $2.7 million for the same period in 1998 as a result of the $1.3 million decrease in the Company's income before taxes for the six months ended June 30, 1999.

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

     The following table sets forth the Company's cash earnings, which is defined by management as net income excluding amortization of purchase accounting non-cash items and the related deferred income tax effect (dollars in thousands):

                                                            Three Months Ended             Six Months Ended
                                                     ------------------------------------------------------------
                                                       June 30, 1999  June 30, 1998   June 30, 1999  June 30, 1998
                                                     -------------------------------------------------------------
Net Income                                               $     2,751     $    1,202    $     4,195     $    4,760
Goodwill amortization (including negative goodwill)              204            234            407            469
Core deposit intangibles amortization (net of tax)               274            380            547            760
Other fair value adjustment amortization (net of tax)            129              1            172              3
                                                     ------------------------------------------------------------
Cash earnings                                                  3,358          1,817          5,321          5,992
Preferred dividends                                                -              -              -            434
                                                     ------------------------------------------------------------
Cash earnings to common stockholders                     $     3,358     $    1,817    $     5,321     $    5,558
                                                     ============================================================

Average tangible assets                                  $ 1,241,139     $  798,134    $ 1,126,716     $  788,167
Average tangible equity                                  $    60,070     $   27,182    $    50,178     $   26,110

Cash earnings per share: (1) (3)
   Basic                                                 $      0.48     $     0.44    $      0.87     $     1.36
   Diluted                                               $      0.47     $     0.44    $      0.87     $     1.35

Performance ratios: (2) (3)
   Cash return on average tangible assets                       1.08%          0.92%          0.95%          1.44%
   Cash return on average tangible equity                      22.42%         26.81%         21.38%         42.94%

(1) Basic earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period, including additional shares that would have been outstanding if dilutive potential shares had been issued.

(2) Cash return on average tangible assets and equity has been annualized for the three months and six months ended June 30, 1999 and 1998.

(3) The ratios for the six months ended June 30, 1998 include the $4.1 million pre-tax gain on sale of Coal City National Bank. Basic and diluted cash earnings per share, excluding the gain on sale of Coal City National Bank, would have been $0.70. Cash return on average tangible assets and equity, excluding the gain on sale of Coal City National Bank, would have been 0.74% and 22.05%, respectively.

     Balance Sheet Review

     Total assets increased $342.1 million to $1.2 billion at June 30, 1999 from $871.9 million at December 31, 1998. Total assets increased $491.0 million due to the merger. Offsetting this increase was a $98.6 million decrease in U.S. Treasury investments, funded by short-term borrowings. Net loans increased $273.3 million to $815.3 million at June 30, 1999 from $542.0 million at December 31, 1998. Approximately $205.9 million of this increase was due to the merger while the remainder of the increase was due to strong loan demand. The increase in loans from June 30, 1998 to December 31, 1998 was due entirely to strong loan demand. Total deposits were $938.9 million at June 30, 1999 compared to $645.7 million at December 31, 1998. Total deposits increased approximately $343.0 million in the first quarter of 1999 due to the merger.

     Short-term borrowings decreased $88.1 million from $130.5 million at December 31,1998 to $42.4 million at June 30, 1999 due to decreases in U.S. Treasury investments. Long-term borrowings increased $99.8 million at June 30, 1999 from December 31, 1998 primarily attributable to advances from the Federal Home Loan Bank of $100.8 million acquired through the merger.

   Total assets increased $343.6 million to $1.2 billion at June 30, 1999 compared to $870.4 million at June 30, 1998. Total assets increased $491.0 million due to the merger. Offsetting this increase was a $98.3 million decrease in U.S. Treasury investments, funded by short-term borrowings. Net loans increased $292.1 million from $523.2 million at June 30, 1998 to $815.3 million at June 30, 1999. Approximately $205.9 million of this increase was due to the merger while the remainder of the increase was due to strong loan demand. Total deposits were $938.9 million at June 30, 1999 compared to $644.1 million at June 30, 1998. Total deposits increased approximately $343.0 million in the first quarter of 1999 due to the merger.

     Short-term borrowings decreased $89.5 million from $131.9 million at June 30, 1998 to $42.4 million at June 30, 1999 due to decreases in U.S. Treasury investments. Long-term borrowings increased $110.6 million from $26.2 million at June 30, 1998 to $136.8 million at June 30, 1999. The increase in long-term borrowings was primarily attributable to advances from the Federal Home Loan Bank of $100.8 million acquired through the merger. Also attributing to this increase was the July 1998 issuance of $25 million of Preferred Capital Securities and the retirement of $10 million of Preferred Trust Securities issued in 1997.

     In the fourth quarter of 1998, $10.2 million of preferred stock was further redeemed with a portion of the proceeds from the $25.0 million issuance of Preferred Capital Securities.

     Loan Portfolio

     The following table sets forth the composition of the loan portfolio (dollars in thousands):

                                                           June 30,                   December 31,                June 30,
                                                            1999                         1998                       1998
                                                 -------------------------------------------------------------------------------
                                                     Amount      Percent         Amount       Percent        Amount      Percent
                                                 -------------------------------------------------------------------------------
Originated by Manufacturers Bank:

    Commercial                                    $   134,268     16.18%      $   122,094      22.26%     $   108,912     20.54%
    Commercial loans collateralized by
     lease payments                                   142,167     17.13%           89,301      16.29%          92,613     17.47%
    Real estate commercial                            228,671     27.56%          225,596      41.14%         212,826     40.14%
    Real estate residential                            66,724      8.04%           55,600      10.14%          56,488     10.65%
    Real estate construction                           44,493      5.36%           21,059       3.84%          26,344      4.97%
    Installment                                        38,364      4.63%           34,703       6.33%          33,037      6.23%
                                                  -----------------------------------------------------------------------------
Total loans originated by Manufacturers               654,687     78.90%          548,353     100.00%         530,220    100.00%
 Bank
Acquired from Avondale Federal Savings
 Bank:
    Real estate commercial                                668       .08%                -          -%               -         -%
    Real estate residential                            83,029     10.01%                -          -%               -         -%
    Credit scored mortgage loans                       76,401      9.21%                -          -%               -         -%
    Installment                                        14,989      1.81%                -          -%               -         -%
                                                  -----------------------------------------------------------------------------
Total loans acquired from Avondale
 Federal Savings Bank                                 175,087     21.10%                -          -%               -         -%
                                                  -----------------------------------------------------------------------------
       Gross loans                                    829,774    100.00%          548,353     100.00%         530,220    100.00%
                                                                 ======                       ======                     ======
Allowance for loan losses                             (14,453)                     (6,344)                     (7,014)
                                                  -----------                 -----------                 -----------
    Net loans                                     $   815,321                 $   542,009                 $   523,206
                                                  ===========                 ===========                 ===========

     At June 30, 1999 net loans included $654.7 million in core business loans originated by Manufacturers Bank and $175.1 million in loans acquired from Avondale. Loans acquired from Avondale included $83.0 million in real estate residential loans consisting primarily of closed end loans on 1-4 family dwellings, $76.4 million in credit scored mortgage loans consisting of closed end loans on 1-4 family dwellings and home equity lines of credit, and $15.0 million in installment loans consisting primarily of home equity lines of credit.

     Asset Quality

     The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

                                                                 June 30,   December 31,  June 30,
                                                                   1999         1998        1998
                                                               -----------------------------------
Non-accruing loans:
   Originated by Manufacturers Bank                               $  3,632   $  4,789     $  3,474
   Acquired from Avondale Federal Savings Bank                       6,953          -            -
                                                               -----------------------------------
Total non-accruing loans                                            10,585      4,789        3,474
Loans 90 days or more past due, still accruing interest:
   Originated by Manufacturers Bank                                    108         85            -
   Acquired from Avondale Federal Savings Bank                           -          -            -
                                                               -----------------------------------
Total loans 90 days or more past due, still accruing interest          108         85            -
                                                               -----------------------------------

Total non-performing loans                                          10,693      4,874        3,474
                                                               -----------------------------------
Other real estate owned:
   Originated by Manufacturers Bank                                    103        442          430
   Acquired from Avondale Federal Savings Bank                         310          -            -
                                                               -----------------------------------
Total other real estate owned                                          413        442          430
                                                               -----------------------------------

Total non-performing assets                                       $ 11,106   $  5,316     $  3,904
                                                               ===================================

Total non-performing loans to total loans                             1.29%      0.89%        0.66%
Allowance for loan losses to non-performing loans                   135.16%    130.16%      201.90%
Total non-performing assets to total assets                           0.91%      0.61%        0.45%

     At June 30, 1999, non-performing assets increased $5.8 million to $11.1 million from $5.3 million at December 31, 1998 and increased $7.2 million at June 30, 1999 from $3.9 million at June 30, 1998. The increase in non-performing assets at June 30, 1999 compared to December 31, 1998 and June 30, 1998 was primarily due to a $7.0 million increase in non-accruing loans acquired from Avondale. Slightly offsetting the additional non-accruing loans acquired from Avondale was a $1.2 million decrease in non-accruing loans originated by Manufacturers Bank at June 30, 1999 compared to December 31, 1998 as non-accrual loans deemed uncollectable were charged-off. At June 30, 1999, other real estate owned originated by Manufacturers Bank decreased to $103 thousand from $442 thousand at December 31, 1998 and $430 thousand at June 30, 1998. At June 30, 1999, other real estate owned acquired from Avondale was $310 thousand.

     Provision for Loan Losses

     A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

                                                          Three Months Ended             Six Months Ended
                                                   ------------------------------------------------------------
                                                    June 30, 1999  June 30, 1998   June 30, 1999  June 30, 1998
                                                   ------------------------------------------------------------

Balance at beginning of period                       $   15,766     $    7,751     $    6,344     $    7,922
Decreases resulting from sale of subsidiary                   -              -              -           (399)
Additions resulting from merger                               -              -          9,489              -
Provision for loan losses                                   288            187            534            375
Charge-offs:
   Originated by Manufacturers Bank                        (850)          (990)        (1,026)          (994)
   Acquired from Avondale Federal Savings Bank           (1,029)             -         (1,263)             -
                                                   ---------------------------------------------------------
Total charge-offs                                        (1,879)          (990)        (2,289)          (994)
                                                   ---------------------------------------------------------
Recoveries:
   Originated by Manufacturers Bank                           4             66              7            110
   Acquired from Avondale Federal Savings Bank              274              -            368              -
                                                   ---------------------------------------------------------
Total recoveries                                            278             66            375            110
                                                   ---------------------------------------------------------

Balance at June 30,                                  $   14,453     $    7,014     $   14,453     $    7,014
                                                   =========================================================


Total loans at June 30,                              $  829,774     $  530,220     $  829,774     $  530,220

Ratio of allowance to total loans                          1.74%          1.32%          1.74%          1.32%

     For the three months ended June 30, 1999 and 1998, there were net charge-offs of $1.6 million and $924 thousand, respectively. For the three months ended June 30, 1999, net charge-offs on loans originated by Manufacturers Bank decreased $78 thousand compared to the same period for 1998. Net charge-offs on loans acquired from Avondale were $755 thousand at June 30, 1999.

     For the six months ended June 30, 1999 and 1998, there were net charge-offs of $1.9 million and $884 thousand, respectively. For the six months ended June 30, 1999, net charge-offs on loans originated by Manufacturers Bank increased $135 thousand compared to the same period for 1998. Net charge-offs on loans acquired from Avondale were $895 thousand at June 30, 1999. At the merger date, Avondale's allowance for loan losses was $9.5 million. Management reviewed Avondale's calculation, which was based on credit scoring and other criteria, and concluded that the allowance for loan losses related to loans acquired through the merger was adequate. To date, losses associated with the loan portfolio acquired from Avondale are consistent with losses indicated by the credit scoring models and other criteria at the merger date. In January 1998, Coal City National Bank was sold, reducing the allowance for loan losses by $399 thousand.

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

     Interest Only Securities

     At June 30, 1999, interest only securities acquired through the merger were $15.2 million. Avondale securitized and sold certain home equity lines of credit to investors. On a quarterly basis, the Company performs a review to determine the fair value of its interest-only securities, as these securities are accounted for as available for sale securities. As part of its review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

     The discount rate reflects liquidity and risk premiums required by the capital markets. Prepayment speeds are adjusted based upon both historical experience and expectations for the future. Projected loan losses are based on the Company's non-judgmental credit underwriting models and are further validated with updated credit scores at least semi-annually.

     Following is a table of the four interest only security pools and the assumptions used for each of the securitized pool (dollars in thousands):

                                                                        Interest Only Security Pool
                                                             -------------------------------------------------
                                                               96-1          97-1          97-2          98-1
                                                             -------------------------------------------------
           Loan balances                                     $28,482       $35,344       $49,316       $83,790
           Discount rate                                      12.00%        12.00%        12.00%        12.00%
           Prepayment speed                                   37.29%        39.25%        39.91%        28.73%
           Remaining over-the-life loan losses                 4.19%         4.61%         4.95%         4.38%

     The revision of the foregoing assumptions resulted in a reduction of comprehensive income of $39 thousand for the three months ended June 30, 1999 and $226 thousand for the six months ended June 30, 1999. The Company will continue to review its assumptions quarterly and revise them when circumstances dictate.

     Because of the sensitivity of the value of the interest only securities to market factors beyond management's control, the actual amounts realized could differ materially from the carrying value.

     Investment Securities

     The following table sets forth the amortized cost and fair value of the Company's investment securities by accounting classification and type of security:

                                          June 30,              December 31,              June 30,
                                            1999                    1998                    1998
                                  -----------------------------------------------------------------------
                                    Amortized      Fair     Amortized      Fair     Amortized      Fair
                                      Cost        Value        Cost       Value        Cost       Value
                                  -----------------------------------------------------------------------
Securities Available for Sale:
   U.S. Treasury securities       $    12,013   $  12,048   $ 128,630   $ 128,748   $ 192,480   $ 192,634
   U.S. government agencies
     and Corporations                 143,703     140,765      80,089      80,411      27,709      27,749
   Mortgage-backed securities          93,760      93,543       2,779       2,861       4,340       4,454
   Investment in equity lines
     of credit trusts                   7,932       7,932           -           -           -           -
                                  -----------------------------------------------------------------------
     Total securities             $   257,408   $ 254,288   $ 211,498   $ 212,020   $ 224,529   $ 224,837
                                  =======================================================================

Securities Held to Maturity:
   States and political           $     5,481   $   5,773   $   5,524   $   5,912   $   4,177   $   4,567
     subdivisions
   Mortgage-backed securities           4,129       3,965       4,651       4,648       5,016       4,959

   Other securities                       963         963         967         969         968         969
                                  -----------------------------------------------------------------------
     Total securities             $    10,573   $  10,701   $  11,142   $  11,529   $  10,161   $  10,495
                                  =======================================================================

     Liquidity and Sources of Capital

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $6.4 million and $4.1 million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by (used in) investing activities was $144.8 million for the six months ended June 30, 1999 and ($131.0) million for the same period in 1998. The increase in net cash provided by investing activities for the six months ended June 30, 1999 compared to the same period in 1998 is attributable to proceeds from sales, maturities and calls of securities available for sale, net federal funds sold and cash acquired through the merger, offset by an increase in loans, net of principal collections. Net cash (used in) provided by financing activities was ($143.9) million for the six months ended June 30, 1999 and $118.6 million for the same period in 1998. The increase in net cash used in financing activities for the six months ended June 30, 1999 compared to the same period in 1998 is attributable to decreases in net interest bearing deposits and net short-term borrowings.

     The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the asset liability committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, more than $30.0 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank (FHLB) and has the ability to borrow from the FHLB. In addition, MB Financial, Inc. maintains a line of credit with a large regional correspondent bank in the amount of $15.0 million. As of June 30, 1999, MB Financial, Inc. had $12.5 million undrawn and available under its line of credit.

     The Company's total risk-based capital ratio was 10.18%, Tier 1 capital to risk-weighted assets ratio was 8.90%, and Tier 1 capital to average asset ratio was 6.95% at June 30, 1999. The FDIC has categorized the bank subsidiary as "Well-Capitalized" at June 30, 1999.

     As of June 30, 1999, the Company's book value per share was $10.56 compared to $11.22 at June 30, 1998. The 1998 book value was calculated using an exchange rate of 83.5.

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

     Management believes that the organization has had an effective corporate year 2000 compliance program in place and that additional expenditures required to bring its systems into compliance will not have a materially adverse effect on the Company's operations, cash flow, or financial condition. Management has made significant progress in identifying and testing all its systems for year 2000 compliance. Of all systems that have been identified as mission critical, all are deemed year 2000 compliant. As part of the Company's process of updating computer hardware, computer equipment owned by Avondale and not year 2000 compliant was replaced prior to the merger and these costs were incurred by Avondale prior to the merger. Management expects that any additional expenditures related to the year 2000 problem are immaterial.

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

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 1999, there has been no material change in market risk from December 31, 1998.

PART II.  OTHER INFORMATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on the 10th day of August 1999.

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