Form 10-Q
period 1999-09-30
MB FINANCIAL INC
filed 1999-11-15
CIK 908143

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

               For the quarterly period ended September 30, 1999

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

                           YES: XXX         NO:
                                ---             ----


          There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of November 9, 1999.

================================================================================

                      MB FINANCIAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               September 30, 1999

                                     INDEX
                                     -----


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated balance sheets at September 30, 1999, December 31, 1998 and September 30, 1998                     3

                  Consolidated statements of income for the three and nine months ended
                  September 30, 1999 and 1998                                                                                     4

                  Consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998                5 -  6

                  Notes to consolidated financial statements                                                                 7 - 10

Item 2.           Management's discussion and analysis of financial condition and results of operations                     11 - 24

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                                     25

PART II.          OTHER INFORMATION

                  Signatures                                                                                                     25

PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

MB FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Statement Amounts in Thousands)

                                                              September 30,    December 31,   September 30,
                                                                  1999             1998            1998
                                                           -------------------------------------------------
ASSETS
Cash and due from banks                                        $      29,441     $    23,669     $    19,445
Investment securities:
   Securities available for sale                                     249,866         212,020         184,138
   Securities held to maturity (fair value of $10,480 at
     September 30, 1999, $11,529 at December 31, 1998 and
     $10,309 at September 30, 1998)                                   10,403          11,142           9,884
Stock in Federal Home Loan Bank                                        5,290           2,614           2,239
Federal funds sold                                                     2,000          20,350          16,700
Other interest bearing deposits                                          532               -               -
Loans (net of allowance for loan losses of $13,203 at
  September 30, 1999, $6,344 at December 31, 1998 and
  $7,245 at September 30, 1998)                                      824,629         542,009         532,110
Lease investments, net                                                30,129          21,931          20,971
Premises and equipment, net                                           12,084          11,483          11,509
Interest only securities                                              15,074               -               -
Intangibles, net                                                      16,439          18,293          19,439
Other assets                                                          27,505           8,380           7,848
                                                           -------------------------------------------------

          Total assets                                         $   1,223,392     $   871,891     $   824,283
                                                           =================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits:
       Non-interest bearing                                    $     134,178     $   128,218     $   121,815
       Interest bearing                                              807,184         517,443         512,773
                                                           -------------------------------------------------
          Total deposits                                             941,362         645,661         634,588
Short-term borrowings                                                 98,139         130,521          84,494
Long-term borrowings                                                  86,003          37,034          34,510
Other liabilities                                                     20,801          11,815          11,969
                                                           -------------------------------------------------
          Total liabilities                                        1,146,305         825,031         765,561
                                                           -------------------------------------------------
Minority Interest in Subsidiary                                            -               -           1,367
                                                           -------------------------------------------------

Stockholders' Equity
   Preferred stock, (Class B, $150,000 par value; authorized
       100 shares; issued September 30, 1998 68 shares)                    -               -          10,200
   Common stock, (September 30, 1999 $0.01 par value;
       authorized 20,000,000 shares; issued 7,064,515 shares;
       December 31, 1998 and September 30, 1998 no par value;
       $10 stated value; authorized 200,000 shares; issued
       48,957 shares)                                                     71             490             490
   Additional paid-in capital                                         50,447          23,794          23,779
   Retained earnings                                                  29,304          22,232          22,011
   Accumulated other comprehensive income                             (2,735)            344             875
                                                           -------------------------------------------------
          Total stockholders' equity                                  77,087          46,860          57,355
                                                           -------------------------------------------------

          Total liabilities and stockholders' equity           $   1,223,392     $   871,891     $   824,283
                                                           =================================================

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Statement amounts in Thousands except Common Share Data)
(Unaudited)

                                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                             -------------------------------------------------------------------
                                                                    1999            1998            1999             1998
                                                             -------------------------------------------------------------------
Interest Income:
   Loans                                                        $     16,993      $   11,232      $   45,935      $   33,483
   Investment securities:
      Taxable                                                          4,185           3,307          12,660           8,615
      Nontaxable                                                          81              72             241             225
   Federal funds sold                                                    144             333             762             542
   Other interest bearing accounts                                        11              -               47              -
                                                             ---------------------------------------------------------------------
      Total interest income                                           21,414          14,944          59,645          42,865
                                                             ---------------------------------------------------------------------
Interest expense:
   Deposits                                                            8,129           5,619          22,697          16,822
   Short-term borrowings                                                 679           1,624           2,929           3,435
   Long-term borrowings                                                1,654             639           4,558           1,716
                                                             ----------------------------------------------------------------------
      Total interest expense                                          10,462           7,882          30,184          21,973
                                                             ----------------------------------------------------------------------
Net interest income                                                   10,952           7,062          29,461          20,892

Provision for loan losses                                                363             188             897             563
                                                             ----------------------------------------------------------------------
      Net interest income after provision for loan losses             10,589           6,874          28,564          20,329
                                                             ----------------------------------------------------------------------
Other income:
   Loan service fees                                                   1,165              64           2,642             230
   Deposit service fees                                                  906             803           2,415           2,407
   Lease financing, net                                                  293             285             759           1,189
   Net gains (losses) on sale of securities available for sale            (6)             21               1              36
   Gain on sale of Coal City National Bank                                 -              -               -            4,099
   Other operating income                                                391             120           1,077             598
                                                             ----------------------------------------------------------------------
      Total other income                                               2,749           1,293           6,894           8,559
                                                             ----------------------------------------------------------------------
Other expense:
   Salaries and employee benefits                                      4,696           3,102          12,963           9,833
   Occupancy and equipment expenses                                    1,573           1,121           4,360           3,302
   Intangibles amortization expense                                      618             808           1,854           2,429
   Other operating expenses                                            2,222           1,358           5,787           4,031
                                                             ----------------------------------------------------------------------
      Total other expense                                              9,109           6,389          24,964          19,595
                                                             ----------------------------------------------------------------------
      Income before income taxes and minority interest                 4,229           1,778          10,494           9,293

Income taxes                                                           1,352             695           3,422           3,395
                                                             ----------------------------------------------------------------------
      Income before minority interest                                  2,877           1,083           7,072           5,898

Minority interest                                                         -              (27)              -             (82)
                                                             ----------------------------------------------------------------------
      Net income                                                       2,877           1,056           7,072           5,816
                                                             ----------------------------------------------------------------------
Other comprehensive income:
   Unrealized securities gains (losses), net of income taxes            (484)            693          (3,078)            578
   Less:  reclassification adjustments for gains included
      in net income, net of income taxes                                  (4)             14               1              24
                                                             ----------------------------------------------------------------------
      Other comprehensive income                                        (480)            679          (3,079)            554
                                                             ----------------------------------------------------------------------
      Comprehensive income                                      $      2,397      $    1,735      $    3,993      $    6,370
                                                             ======================================================================
      Net income                                                $      2,877      $    1,056      $    7,072      $    5,816

Preferred stock dividend                                                  -              433              -              867
                                                             ----------------------------------------------------------------------
      Net income available to common stockholders               $      2,877      $      623      $    7,072      $    4,949
                                                             ======================================================================

Common share data:
   Basic earnings per common share                              $       0.41      $     0.15      $     1.10      $     1.21
   Diluted earnings per common share                            $       0.41      $     0.15      $     1.10      $     1.21
   Weighted average common shares outstanding                      7,064,515       4,087,910       6,425,539       4,095,007

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Statement Amounts in Thousands)

                                                                                Nine Months Ended September 30,
                                                                             ----------------------------------
                                                                                   1999                1998
                                                                             ----------------------------------
Cash Flows From Operating Activities
  Net income                                                                   $     7,072          $     5,816
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation                                                                       7,491                6,558
  (Gain) loss on disposal of premises and equipment
     and leased equipment                                                               32                 (376)
  Gain on sale of Coal City National Bank                                               --               (4,099)
  Amortization of intangibles                                                        1,854                2,429
  Provision for loan losses                                                            897                  563
  Credit for deferred income taxes                                                    (884)              (1,099)
  Bond accretion, net                                                               (1,234)              (2,478)
  Securities gains, net                                                                 (1)                 (36)
  Minority interest in net income                                                       --                   82
  Decrease in accrued other assets                                                   1,006                2,882
  Increase in other liabilities                                                      1,008                  765
      Net cash provided by operating activities                                     17,241               11,007
                                                                             ----------------------------------
Cash Flows From Investing Activities
  Proceeds from sales of securities available for sale                              32,654               33,685
  Proceeds from maturities and calls of securities available for sale              171,097              120,699
  Proceeds from maturities and calls of securities held to maturity                    798                  757
  Purchase of securities available for sale                                        (49,758)            (215,594)
  Purchase of securities held to maturity                                               --               (5,499)
  Federal funds sold, net                                                           63,850                1,200
  Other interest bearing deposits, net                                                 940                   --
  Increase in loans, net of principal collections                                  (85,703)             (31,069)
  Purchases of premises and equipment and leased equipment                         (16,457)              (9,527)
  Proceeds from sales of premises and
     equipment and leased equipment                                                     71                3,601
  Principal collected on lease investments                                             291                  500
  Purchase of minority interests                                                        --               (1,713)
  Proceeds from sale of Coal City National Bank, net                                    --                5,481
  Cash acquired through merger with Avondale Financial Corp.                         7,224                   --
                                                                             ----------------------------------
      Net cash provided by (used in) investing activities                          125,007              (97,479)
                                                                             ----------------------------------
Cash Flows From Financing Activities
  Net increase (decrease) in non-interest bearing deposits                          5,960                (3,250)
  Net increase (decrease) in interest bearing deposits                            (53,220)                5,830
  Net increase (decrease) in short-term borrowings                                (87,382)               66,481
  Proceeds from long-term borrowings                                                2,414                 4,425
  Principal paid on long-term borrowings                                           (4,248)              (17,330)
  Redemption of Preferred Trust Securities                                             --               (10,000)
  Issuance of Preferred Capital Securities                                             --                25,000
  Purchase and retirement of common stock                                              --                  (674)
  Dividends paid on preferred stock                                                    --                  (867)
                                                                             ----------------------------------
      Net cash provided by (used in) financing activities                        (136,476)               69,615
                                                                             ----------------------------------
      Net increase (decrease) in cash and cash due from banks                 $     5,772           $   (16,857)
Cash and due from banks:
Beginning                                                                          23,669                36,302
                                                                             ----------------------------------
Ending                                                                        $    29,441           $    19,445
                                                                             ==================================

                                  (continued)

(Unaudited)
(Statement Amounts in Thousands)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                       1999                 1998
                                                                     -------------------------------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                                      $ 22,779                $16,716
    Other interest paid                                                 7,737                  5,000
    Income taxes paid, net of refunds                                   2,399                  3,810

Supplemental Schedule of Noncash Investing Activities
  Merger with Avondale Financial Corp.
    Noncash Assets acquired:
      Securities available for sale                                  $185,125
      Stock in Federal Home Loan Bank                                   5,290
      Federal funds sold                                               45,500
      Other interest bearing deposits                                   1,472
      Loans, net                                                      205,861
      Premises and equipment                                              189
      Other assets                                                     19,700
      Interest only securities                                         15,287
                                                                     --------
                                                                      478,424
                                                                     --------
Liabilities assumed:
  Interest bearing deposits                                           342,961
  Short-term borrowings                                                 5,000
  Long-term borrowings                                                100,803
  Other liabilities                                                    10,575
                                                                     --------
                                                                      459,339
                                                                     --------
  Net noncash assets acquired                                        $ 19,085
                                                                     --------
  Cash acquired                                                      $  7,224
                                                                     ========

Sale of Coal City National Bank
  Assets sold:
    Cash                                                                                     $ 2,319
    Securities available for sale                                                             15,418
    Securities held to maturity                                                                  173
    Federal funds sold                                                                        19,500
    Loans, net                                                                                17,573
    Premises and equipment                                                                       696
    Other                                                                                        317
                                                                                             -------
                                                                                              55,996
                                                                                             -------

Liabilities sold:
  Deposits                                                                                    52,052
  Other                                                                                          243
                                                                                             -------
                                                                                              52,295
                                                                                             -------
  Net assets sold                                                                            $ 3,701
                                                                                             =======
  Cash received                                                                              $ 7,800
                                                                                             =======
Transfer of long-term Federal Home Loan Bank advances to
  short-term classification                                          $     50
                                                                     ========
Real estate acquired in settlement of losses                         $    114                $   222
                                                                     ===============================

See Notes to Consolidated Financial Statements.

                              MB FINANCIAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the entire fiscal year.

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

     Since the Coal City stockholders owned more than 50% of the combined company, the transaction was accounted for as a reverse acquisition using the purchase method of accounting with Coal City being the accounting acquirer. As a result, the post-merger historical financial statements of the combined company are Coal City's as the accounting acquirer, and includes the operating results of Avondale since the merger date. Total consideration, based upon Avondale's shares outstanding at the merger date times the estimated market value per share at the merger announcement date, was $26.4 million. The amount of goodwill that was recorded at the merger date was a negative $267 thousand, which represents the excess of the fair value of net assets acquired over total consideration. Negative goodwill is being amortized over a ten-year period. Included in the purchase accounting adjustments was an accrual of $8.0 million for merger related costs. The accrual includes estimated costs for termination of data processing contracts, professional fees, severance and personnel related expenses and lease contracts. At September 30, 1999, the remaining liability was approximately $6.5 million primarily for lease contracts, termination of data processing contracts and severance costs. The majority of the remaining costs are scheduled to occur by the end of 2000.

     Each share of Coal City Common Stock issued and outstanding on February 26, 1999 was converted into 83.5 shares of Avondale Financial Corp. Consequently, common share data for the three and nine months ended 1999 and 1998 was converted at an exchange ratio of 83.5.

     The unaudited pro forma results of operation, which follow, assume that the merger had occurred at January 1, 1998. In addition to combining the historical results of operations of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the merger.

     Unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 and 1998 are as follows (in thousands except earnings per share data):

                                                                   Nine Months Ended
                                                            ------------------------------
                                                            September 30,    September 30,
                                                                1999             1998
                                                            ------------------------------
           Net interest income                                  $31,866         $34,000
           Net income                                             5,342           4,559
           Net income available to common stockholders            5,342           3,692

           Basic earnings per common share                      $  0.76         $  0.51
           Diluted earnings per common share                    $  0.76         $  0.51

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

     The Company and the Bank were in full compliance with all capital adequacy requirements to which they are subject at September 30, 1999. As of September 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the framework of prompt corrective action. To be categorized as "well capitalized" the Bank must maintain the total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the "well capitalized" column in the table below. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

     The required and actual amounts and ratios for the Company and the Bank are presented below (dollars in thousands):

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                            For Capital            Prompt Corrective
                                                          Actual         Adequacy Purposes         Action Provisions
                                                ---------------------------------------------------------------------
                                                  Amount    Ratio       Amount       Ratio        Amount       Ratio
                                                ---------------------------------------------------------------------
As of September 30, 1999 (unaudited)
Total capital (to risk-weighted assets):
    MB Financial, Inc.                          $101,671    10.45 %     $77,831      8.00 %           N/A         N/A
    Manufacturers Bank                           102,439    10.55 %      77,687      8.00 %       $97,109     10.00 %
Tier 1 capital (to risk-weighted assets):
    MB Financial, Inc.                            89,525     9.20 %      38,915      4.00 %           N/A         N/A
    Manufacturers Bank                            90,316     9.30 %      38,844      4.00 %        58,266      6.00 %
Tier 1 capital (to average assets):
    MB Financial, Inc.                            89,525     7.48 %      47,882      4.00 %           N/A         N/A
    Manufacturers Bank                            90,316     7.55 %      47,840      4.00 %        59,800      5.00 %

4.   EARNINGS PER SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except earnings per share data):

                                                                  Three Months Ended                      Nine Months Ended
                                                      -----------------------------------------------------------------------------
                                                       September 30,        September 30,        September 30,        September 30,
                                                           1999                 1998                1999                  1998
                                                      -----------------------------------------------------------------------------
Basic:
   Net income                                           $     2,877          $    1,056           $    7,072           $     5,816
   Less preferred dividends                                      --                 433                   --                   867
                                                      -----------------------------------------------------------------------------
   Net income available to common stockholders                2,877                 623                7,072                 4,949
   Average shares outstanding                             7,064,515           4,087,910            6,425,539             4,095,007
                                                      -----------------------------------------------------------------------------
Basic earnings per share                                $      0.41          $     0.15           $     1.10           $      1.21
                                                      =============================================================================

Diluted:
   Net income                                           $     2,877          $    1,056           $    7,072           $     5,816
   Less preferred dividends                                      --                 433                   --                   867
                                                      -----------------------------------------------------------------------------
   Net income available to common stockholders                2,877                 623                7,072                 4,949
   Average shares outstanding                             7,064,515           4,087,910            6,425,539             4,095,007
   Net effect of dilutive stock options                      19,314               5,418               19,314                 5,418
Total                                                     7,083,829           4,093,328            6,444,853             4,100,425
                                                      -----------------------------------------------------------------------------
Diluted earnings per share                              $      0.41          $     0.15           $     1.10           $      1.21
                                                      =============================================================================

5.   LONG-TERM BORROWINGS

     The following table presents long-term borrowings for the periods indicated (in thousands):

                                                                 September 30,    December 31,    September 30,
                                                                     1999             1998            1998
                                                               -----------------------------------------------
Federal Home Loan Bank advances                                   $   50,803     $       --       $        --
Preferred Capital Securities                                          25,000         25,000            25,000
Loans for the purchase of equipment and other loans                    7,700          8,534             9,010
Correspondent bank lines of credit                                     2,500          3,500               500
                                                               -----------------------------------------------
                                                                  $   86,003     $   37,034       $    34,510
                                                               ==============================================

     At September 30, 1999, the Company had $50.8 million in advances from the Federal Home Loan Bank which were acquired through the merger. The Company pledged its stock in the Federal Home Loan Bank as collateral for these advances. In addition, the Company is required to maintain certain qualifying first mortgage loans or mortgage backed securities in an amount equal to at least 170% of the outstanding advances. $50.0 million of the advances bear interest at a fixed rate of 4.69% and are scheduled to mature in 2008; they are callable, however, at any time by the Federal Home Loan Bank. The remaining $803 thousand of the advances mature in 2003 and bear interest at a fixed rate of 2.50%.

     At September 30, 1999, December 31, 1998 and September 30, 1998, the Company had Preferred Capital Securities of $25.0 million which were issued in July 1998. These Preferred Capital Securities were issued with a floating rate through Coal City Capital Trust I (Trust), a statutory business trust and wholly owned subsidiary of the Company. The Preferred Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 180 basis points. Proceeds from the sale of the Preferred Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points) Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company which represents all of the assets of the Trust. The Preferred Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Preferred Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

     At September 30, 1999, December 31, 1998 and September 30, 1998, the Company had loans for the purchase of equipment and other loans of $7.7 million, $8.5 million and $9.0 million, respectively. At September 30, 1999, these loans had various interest rates and various scheduled maturity dates through June 2007.

     The Company had a line of credit, a secured revolving note payable, with a correspondent bank at September 30, 1999. This secured note had outstanding balances of $2.5 million and $3.3 million at September 30, 1999 and December 31, 1998, respectively. The secured note bears interest at a rate computed at a 1-month LIBOR rate plus 125 basis points at September 30, 1999. In addition, the secured note requires quarterly payments of interest only on the outstanding balance. At July 31, 1999, the Company converted a second line of credit, an unsecured revolving note payable, to the secured revolving note payable at the correspondent bank. This unsecured note, bearing interest at the correspondent bank's prime rate, required quarterly payments of interest only on the outstanding balance and had outstanding balances of $250 thousand at December 31, 1998 and $500 thousand at September 30, 1998.

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

     In June 1998, the FASB adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB adopted SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS 133, as amended by SFAS 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137, may be implemented as of the beginning of any fiscal quarter after September 30, 1998 but cannot be applied retroactively. Management has not yet determined the impact of this standard.

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

     The Company had net income of $2.9 million for the three months ended September 30, 1999 compared to $1.1 million for the three months ended September 30, 1998. Net interest income was $11.0 million for the third quarter of 1999 compared to $7.1 million for the same period for 1998. The increase in net interest income was due to the merger and the Company's continued growth in its commercial and lease banking businesses.

     Net income was $7.1 million for the nine months ended September 30, 1999 compared to $5.8 million for the nine months ended September 30, 1998. Net income for the nine months ended 1998 included a $2.7 million net of tax gain from the sale of Coal City National Bank in the first quarter of 1998. Additionally, the increase in net income for the nine months ended September 30, 1999 was due to the merger and the Company's continued growth in its commercial and lease banking businesses. Net interest income was $29.5 million for the nine months ended September 30, 1999 compared to $20.9 million for the nine months ended September 30, 1998. The increase in net interest income was due to the merger and the Company's continued growth in its commercial and lease banking businesses.

     Other income increased $1.4 million to $2.7 million for the quarter ended September 30, 1999 from $1.3 million for the quarter ended September 30, 1998. This increase was primarily due to increases in loan servicing fees and other operating income. Loan servicing fees and other operating income increased due to the acquisition of loan servicing activities and the expansion of brokerage servicing fee activities acquired through the merger.

     For the nine months ended September 30, 1999, other income decreased $1.7 million to $6.9 million from $8.6 million for the nine months ended September 30, 1998. The decrease was primarily due to the gain resulting from the sale of Coal City National Bank in the first quarter of 1998. Also attributing to this decrease was a $200 thousand gain on the sale of a trust business in the first quarter of 1998, and a decrease in net lease financing due to some gains for equipment sold at the end of the lease terms in the second quarter of 1998. Loan servicing fees increased due to fees for the servicing of home equity lines of credit originated and securitized by Avondale and acquired through the merger. Other operating income further increased with additional brokerage servicing fee activities acquired through the merger and a net gain on the sale of other real estate owned.

     Other expense increased $2.7 million to $9.1 million for the third quarter of 1999 from $6.4 million for the third quarter of 1998 reflecting post-merger operating costs. These higher costs included increases in salaries and employee benefits, occupancy and equipment expenses as well as other operating expenses. Additionally, intangible amortization decreased for the third quarter of 1999 compared to the third quarter of 1998 as the Company utilizes an accelerated amortization method which amortizes more of the purchase premium in early years than in later years.

     For the nine months ended September 30, 1999 other expense increased $5.4 million to $25.0 million from $19.6 million for the nine months ended September 30, 1998. The increase was due to additional operating costs primarily associated with added branches and personnel acquired through the merger. Partially offsetting this increase was a decrease in operating expenses related to the sale of Coal City National Bank and a decrease in intangible amortization for goodwill and core deposits. The Company utilizes an accelerated intangible amortization method which amortizes more of the purchase premium in early years than in later years.

     Net Interest Margin

     The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate and a 34% tax rate for the three months ended September 30, 1999 and 1998, respectively, and for the nine months ended September 30, 1999 and 1998, respectively.

                  AVERAGE BALANCES, INTEREST RATES AND YIELDS
                             (Dollars in thousands)

                                      Three Months Ended September 30,
                           ----------------------------------------------------
                                      1999                      1998
                           ----------------------------------------------------
                            Average           Yield/   Average           Yield/
                            Balance  Interest  Rate    Balance  Interest  Rate
                           ----------------------------------------------------
Interest Earning Assets:
Loans (1) (2)             $  825,769  $16,993  8.16%  $526,133  $11,232   8.47%
Taxable investment
 securities                  261,186    4,185  6.36%   234,379    3,307   5.60%
Investment securities
 exempt from federal
 income taxes                  5,479      125  9.05%     4,079      109  10.61%
Federal funds sold            11,336      144  5.04%    24,002      333   5.50%
Other interest
 bearing deposits                772       11  5.65%        -         -     - %
                           ------------------         ------------------
   Total interest
    earning assets         1,104,542  21,458   7.71%   788,593   14,981   7.54%
                                      ------                     ------
   Non-interest
    earning asset            108,954                    74,896
                           ---------                  --------
   Total assets           $1,213,496                  $863,489
                          ==========                  ========
Interest Bearing Liabilities:
Deposits:
   NOW and money
    money market
    accounts              $  182,489   1,241   2.70%  $137,132    1,101   3.19%
   Savings deposits          159,988   1,019   2.52%    82,622      518   2.49%
   Time deposits             458,458   5,869   5.08%   289,196    4,000   5.49%
Long-term borrowings (4)     119,700   1,654   5.46%    32,451      639   7.81%
Short-term borrowings         56,773     679   4.59%   121,919    1,624   5.28%
                           ----------------           -----------------
   Total interest
    bearing liabilities      977,408  10,462   4.25%   663,320    7,882   4.71%
                                      ------                      -----
Demand deposits-
  non-interest bearing       137,645                   129,668
Other non-interest
 bearing liabilities          21,421                    12,258
Minority interest
 in subsidiary                     -                     1,342
Stockholders' equity          77,022                    56,901
                            --------                   -------
   Total liabilities
    and stockholders'
    equity                $1,213,496                  $863,489
                          ==========                  ========
   Net interest
    income/interest
    rate spread (5)                   $10,996  3.46%            $ 7,099   2.83%
                                      =======                   =======
   Net interest
    margin (6)                                 3.95%                        3.57%

(1)  Non-accrual loans are included in average loans.
(2) Interest income includes loan origination fees of $255 thousand and $277 thousand for the three months ended September 30, 1999 and 1998, respectively.
(3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate and a 34% tax rate for the three months ended September 30, 1999 and 1998, respectively.
(4) Long-term borrowings include preferred capital and preferred trust securities.
(5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest earning assets.

     The Company's net interest income increased $3.9 million to $11.0 million for the quarter ended September 30, 1999 from $7.1 million for the quarter ended September 30, 1998. The increase in net interest income resulted from an increase in interest income of $6.5 million, or 43.3%, partially offset by an increase in interest expense of $2.6 million, or 32.7%. Interest income increased due to a $315.9 million, or 40.1%, increase in average interest earning assets, while interest expense rose as a result of a $314.1 million, or 47.4%, increase in average interest bearing liabilities. Approximately $354.0 million of the increase in average interest earning assets for the third quarter of 1999 compared to the same period for 1998 was due to the merger. Offsetting this merger increase was a $156.1 million decrease in U.S. Treasury investments, while the remaining increase in average interest earning assets was due to growth in the Company's commercial and lease banking businesses for the third quarter of 1999 compared to the same period for 1998. Approximately $309.0 million of the increase in average interest bearing liabilities for the third quarter of 1999 compared to the same period for 1998 was due to the merger. Offsetting this merger increase was a $90.0 million decrease in repurchase agreements used to fund U.S. Treasury investments, while the remaining increase in average interest bearing liabilities was due to growth in interest bearing deposits for the third quarter of 1999 compared to the same period for 1998. Average long-term borrowings for the three months ended September 30, 1999 included $84.0 million in Federal Home Loan Bank advances which were acquired through the merger. $83.0 million of the advances bear interest at a fixed rate of 4.69%, while $803 thousand of the advances bear interest at a fixed rate of 2.50%. As a result, long-term borrowings yield/rate decreased to 5.46% for the three months ended September 30, 1999 from 7.81% for the three months ended September 30, 1998. The net interest margin increased to 3.95% for the quarter ended September 30, 1999 from 3.57% for the quarter ended September 30, 1998. The net interest margin was lower for the third quarter of 1998 due to increased leverage in the Company's balance sheet compared to the same period for 1999. The balance sheet for the third quarter of 1998 included an additional $90.0 million in repurchase agreements used to fund $91.0 million U.S. Treasury investments compared to the third quarter of 1999. Excluding the effect of the increased leverage in the Company's balance sheet, the net interest margin for the third quarter of 1999 would have been 3.95% compared to 4.05% for the third quarter of 1998. This decrease in the net interest margin was due to a lower yield/rate for loans attributable to market conditions for the three months ended September 30, 1999 compared to the same period for 1998.

                  AVERAGE BALANCES, INTEREST RATES AND YIELDS
                             (Dollars in thousands)

                                                                            Nine Months Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                                 1999                                       1998
                                                 -------------------------------------------------------------------------------
                                                  Average                   Yield/         Average                      Yield/
                                                  Balance      Interest      Rate          Balance        Interest       Rate
                                                --------------------------------------------------------------------------------
Interest Earning Assets:
Loans (1) (2)                                    $  754,367    $ 45,935     8.14 %       $ 527,726         $33,483       8.48 %
Taxable investment securities                       284,148      12,660     5.96 %         201,132           8,615       5.73 %
Investment securities exempt from federal
   income taxes (3)                                   5,493         371     9.02 %           4,198             341      10.86 %
Federal funds sold                                   21,462         762     4.75 %          13,234             542       5.48 %
Other interest bearing deposits                       1,230          47     5.11 %               -               -          - %
                                                 ----------------------                  -------------------------
   Total interest earning assets                 $1,066,700      59,775     7.49 %         746,290          42,981       7.70 %
                                                               --------                                   --------
   Non-interest earning assets                       99,986                                 80,557
                                                 ----------                              ---------
   Total assets                                  $1,166,686                              $ 826,847
                                                 ==========                              =========

Interest Bearing Liabilities:
Deposits:
   NOW and money market deposit accounts         $  171,512       3,542     2.76 %       $ 141,763           3,432       3.24 %
   Savings deposits                                 145,626       2,748     2.52 %          85,110           1,574       2.47 %
   Time deposits                                    430,274      16,407     5.10 %         285,650          11,816       5.53 %
Long-term borrowings (4)                            109,676       4,558     5.56 %          29,250           1,716       7.84 %
Short-term borrowings                                85,748       2,929     4.57 %          88,064           3,435       5.22 %
                                                 ----------------------                  -------------------------
   Total interest bearing liabilities               942,836      30,184     4.28 %         629,837          21,973       4.66 %
                                                               --------                                   --------
Demand deposits--non-interest bearing               134,650                                127,732
Other non-interest bearing liabilities               19,319                                 12,878
Minority interest in subsidiary                           -                                  1,912
Stockholders' equity                                 69,881                                 54,488
                                                 ----------                              ---------
   Total liabilities and stockholders' equity    $1,166,686                              $ 826,847
                                                 ==========                              =========
   Net interest income/interest rate spread (5)                $ 29,591     3.21 %                        $ 21,008       3.04 %
                                                               ========                                   ========
   Net interest margin (6)                                                  3.71 %                                       3.76 %

(1)  Non-accrual loans are included in average loans.
(2) Interest income includes loan origination fees of $690 thousand and $583 thousand for the nine months ended September 30, 1999 and 1998, respectively.
(3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate and a 34% tax rate for the nine months ended September 30, 1999 and 1998, respectively.
(4) Long-term borrowings include preferred capital and preferred trust securities.
(5) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest earning assets.

     For the nine months ended September 30, 1999, net interest income increased $8.6 million to $29.6 million from $21.0 million for the nine months ended September 30, 1998. The increase in net interest income resulted from an increase in interest income of $16.8 million, or 39.1%, partially offset by an increase in interest expense of $8.2 million or, 37.4%. Interest income increased due to a $320.4 million, or 42.9%, increase in average interest earning assets, while interest expense rose as a result of a $313.0 million, or 49.7%, increase in average interest bearing liabilities. Approximately $280.0 million of the increase in average interest earning assets for the nine months ended September 30, 1999 compared to the same period for 1998 was due to the merger. Offsetting this merger increase was a $90.5 million decrease in U.S. Treasury investments, while the remaining increase in average interest earning assets was due to growth in the company's commercial and lease banking businesses for the nine months ended September 30, 1999 compared to the same period for 1998. Approximately $240.0 million of the increase in average interest bearing liabilities for the nine months ended September 30, 1999 compared to the same period for 1998 was due to the merger. Offsetting this merger increase was a $16.8 million decrease in repurchase agreements used to fund U.S. Treasury investments, while the remaining increase in average interest bearing liabilities was due to growth in interest bearing deposits for the nine months ended September 30, 1999 compared to the same period for 1998. Average long-term borrowings for the nine months ended September 30, 1999 included $79.0 million in Federal Home Loan Bank advances which were acquired through the merger. $78.0 million of the advances bear interest at a fixed rate of 4.69%, while $803 thousand of the advances bear interest at a fixed rate of 2.50%. As a result, long-term borrowings yield/rate decreased to 5.56% from 7.84% for the nine months ended September 30, 1999 compared to the same period for 1998. The net interest margin decreased to 3.71% for the nine months ended September 30, 1999 from 3.76% for the nine months ended September 30, 1998. In addition, the balance sheet included $42.3 million in repurchase agreements to fund $42.9 million U.S. Treasury investments for the nine months ended September 30, 1999 compared to $59.1 million in repurchase agreements to fund $59.7 million U.S. Treasury investments for the nine months ended September 30, 1998. Excluding the effect of the increased leverage in the Company's balance sheet, the net interest margin for the nine months ended September 30, 1999 would have been 3.86% compared to 4.10% for the same period for 1998. This decrease in the net interest margin was due to a lower yield/rate for loans attributable to market conditions for the nine months ended September 30, 1999 compared to the same period for 1998.

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

                                                                      Three Months Ended                 Nine Months Ended
                                                                      September 30, 1999                September 30, 1999
                                                                         Compared to                        Compared to
                                                                      September 30, 1998                September 30, 1998
                                                                 ----------------------------     -------------------------------
                                                                 Change    Change                 Change      Change
                                                                 Due to    Due to      Total      Due to      Due to      Total
                                                                 Volume     Rate      Change      Volume       Rate       Change
                                                                 ----------------------------     -------------------------------
Interest Earning Assets:
Loans                                                            $ 6,397   $  (636)   $ 5,761     $ 14,380   $ (1,928)   $ 12,452
Taxable investment securities                                        378       500        878        3,556        489       4,045
Investment securities exempt from federal income taxes (1)            38       (22)        16          105        (75)         30
Federal funds sold                                                  (176)      (13)      (189)         337       (117)        220
Other interest bearing deposits                                       11         -         11           47          -          47
                                                                 ----------------------------     -------------------------------
    Total increase (decrease) in interest income                   6,648      (171)     6,477       18,425     (1,631)     16,794
                                                                 ----------------------------     -------------------------------

Interest Bearing Liabilities:
    NOW and money market deposit accounts                            364      (224)       140          720       (610)        110
    Savings deposits                                                 485        16        501        1,119         55       1,174
    Time deposits                                                  2,341      (472)     1,869        5,982     (1,391)      4,591
Long-term borrowings (2)                                           1,718      (703)     1,015        4,718     (1,876)      2,842
Short-term borrowings                                               (868)      (77)      (945)         (90)      (416)       (506)
                                                                 ----------------------------     -------------------------------
    Total increase (decrease) in interest expense                  4,040    (1,460)     2,580       12,449     (4,238)      8,211
                                                                 ----------------------------     -------------------------------
    Increase in net interest income                              $ 2,608   $ 1,289    $ 3,897     $  5,976   $  2,607    $  8,583
                                                                 ============================     ===============================

(1) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate and a 34% tax rate for the three months ended September 30, 1999 and 1998, respectively, and for the nine months ended September 30, 1999 and 1998.
(2) Long-term borrowings include preferred capital and preferred trust securities.

     Other Income

     Other income increased $1.4 million to $2.7 million for the quarter ended September 30, 1999 from $1.3 million for the quarter ended September 30, 1998. This increase was primarily due to increases of $1.1 million in loan servicing fees and $271 thousand in other operating income. Loan servicing fees and other operating income increased due to loan servicing activities and the expansion of brokerage servicing fee activities acquired through the merger.

     For the nine months ended September 30, 1999, other income decreased $1.7 million to $6.9 million from $8.6 million for the nine months ended September 30, 1998. The decrease was primarily due to the $4.1 million gain resulting from the sale of Coal City National Bank in the first quarter of 1998. Also attributing to this decrease was a $200 thousand gain on the sale of a trust business in the first quarter of 1998, and a $430 thousand decrease in net lease financing for the nine months ended September 30, 1999 compared to the same period for 1998. Net lease financing decreased due to some gains, in the second quarter of 1998, for equipment sold at the end of the lease terms. The following additional items offset these decreases: Loan servicing fees increased $2.4 million due to fees for the servicing of home equity lines of credit originated and securitized by Avondale and acquired through the merger. Other operating income further increased with $452 thousand in additional brokerage servicing fees due to Avondale's business acquired through the merger and an $85 thousand net gain on other real estate owned for the nine months ended September 30, 1999 compared to the same period for 1998.

     Other Expense

     Other expense increased $2.7 million to $9.1 million for the third quarter of 1999 from $6.4 million for the third quarter of 1998 resulting from higher operating costs of a larger company as a result of the merger. These higher costs included a $1.6 million increase in salaries and employee benefits, a $452 thousand increase in occupancy and equipment expenses and a $864 thousand increase in other operating expenses for the third quarter of 1999 compared to the same period for 1998. Additionally, intangible amortization decreased $190 thousand for the third quarter of 1999 compared to the third quarter for 1998. This decrease represents a decrease in goodwill amortization of $29 thousand and a decrease in core deposit intangible amortization of $161 thousand. The Company utilizes an accelerated amortization method which amortizes more of the purchase premium in early years than in later years.

     For the nine months ended September 30, 1999, other expense increased $5.4 million to $25.0 million from $19.6 million for the nine months ended September 30, 1998. Approximately $6.3 million of the increase was due to operating costs primarily associated with additional branches and personnel acquired through the merger. Offsetting this increase was a $314 thousand decrease in operating expenses related to the sale of Coal City National Bank and a $575 thousand decrease in intangible amortization. The decrease in intangible amortization represents a decrease in goodwill amortization of $91 thousand and a decrease in core deposit intangible amortization of $484 thousand. The Company utilizes an accelerated amortization method which amortizes more of the purchase premium in early years than in later years.

     Income Taxes

     The Company recorded income tax expense of $1.4 million for the three months ended September 30, 1999, compared to $695 thousand for the same period for 1998 as a result of a $2.5 million increase in income before taxes and minority interest for the third quarter of 1999 compared to the same period for 1998.

     For the nine months ended September 30, 1999, the Company recorded income tax expense of $3.4 million compared to $3.4 million for the same period for 1998. Income before taxes and minority interest for the nine months ended September 30, 1999 increased $1.2 million compared to the same period for 1998. The effective tax rate decreased to 32.6% for the nine months ended September 30, 1999 from 36.5% for the nine months ended September 30, 1998 as the Company continues to review and manage its income tax expense.

     Cash Earnings

     The purchase method of accounting has been used to record each of the Company's acquisitions. As a result, the recorded basis of the net assets of the acquired entities has been adjusted to fair value. Adjustments included recording core deposit intangibles to reflect the difference between the fair value and underlying basis of deposits purchased and recording goodwill for the excess of the acquisition cost over the fair value of net assets acquired. Core deposit intangibles and goodwill are being amortized as a non-cash expense over periods of up to eight and 20 years, respectively. Amortization expense reduces net income during the amortization periods.

     If the Company's acquisitions had met certain accounting rules, the pooling of interest method of accounting may have been used to account for the Company's acquisitions. Under this method of accounting, no goodwill or core deposit intangibles would have been recorded. Consequently, net income is not reduced for the amortization of core deposit intangibles or goodwill. Since application of the two methods can result in dramatically different net income, management, certain analysts and certain peer financial institutions have been computing cash earnings in order to compare results. At present, cash earnings is not a defined term or concept under generally accepted accounting principles.

     The following table sets forth the Company's cash earnings, which is defined by management as net income excluding amortization of core deposit intangibles and goodwill and the related deferred income tax effect (dollars in thousands except earnings per share data):

                                                             Three Months Ended                   Nine Months Ended
                                                       -------------------------------------------------------------------

                                                       September 30,     September 30,     September 30,     September 30,
                                                           1999              1998              1999              1998
                                                       -------------------------------------------------------------------
Net Income                                             $       2,877     $       1,056     $       7,072     $       5,816
Goodwill amortization (including negative goodwill)              204               233               611               702
Core deposit intangibles amortization (net of tax)               261               380               808             1,140
                                                       -------------------------------------------------------------------
Cash earnings                                                  3,342             1,669             8,491             7,658
Preferred dividends                                                -               433                 -               867
                                                       -------------------------------------------------------------------
Cash earnings to common stockholders                   $       3,342     $       1,236     $       8,491     $       6,791
                                                       ===================================================================

Average tangible assets                                $   1,198,067     $     845,634     $   1,150,777     $     804,336
Average tangible equity                                $      63,755     $      38,767     $      54,807     $      23,145

Cash earnings per share: (1)(3)
  Basic                                                $        0.47     $        0.30     $        1.32     $        1.66
  Diluted                                              $        0.47     $        0.30     $        1.32     $        1.66

Performance ratios: (2)(3)
  Cash return on average tangible assets                        1.11%             0.58%             0.99%             1.13%
  Cash return on average tangible equity                       20.85%            12.64%            20.71%            39.23%

(1) Basic earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period, including additional shares that would have been outstanding if dilutive potential shares had been issued.

(2) Cash return on average tangible assets and equity has been annualized for the three months and nine months ended September 30, 1999 and 1998.

(3) The ratios for the nine months ended September 30, 1998 include the $4.1 million pre-tax gain on sale of Coal City National Bank. Basic and diluted cash earnings per share, excluding the gain on sale of Coal City National Bank, would have been $1.00. Cash return on average tangible assets and equity, excluding the gain on sale of Coal City National Bank, would have been 0.68% and 23.64%, respectively.

     Balance Sheet Review

     Total assets increased $351.5 million to $1.2 billion at September 30, 1999 compared to $871.9 million at December 31, 1998. Assets increased $491.0 million due to the merger. Offsetting this increase was a $128.6 million decrease in U.S. Treasury investments of which $97.9 was funded by short-term borrowings. Net loans increased $282.6 million to $824.6 million at September 30, 1999 from $542.0 million at December 31, 1998. Approximately $205.9 million of this increase was due to the merger, while the remainder of the increase was due to strong loan demand in the Company's commercial and lease banking businesses. Total deposits increased $295.7 million to $941.4 million at September 30, 1999 from $645.7 million at December 31, 1998. Approximately $343.0 million of the increase in deposits was related to the merger.

     Short-term borrowings decreased $32.4 million to $98.1 million at September 30, 1999 from $130.5 million at December 31, 1998 due to a $97.9 decrease in repurchase agreements partially offset by a $50.0 million increase in Federal Home Loan Bank advances which were reclassified from long-term borrowings to short-term borrowings in the third quarter of 1999. Long-term borrowings increased $50.0 million to 86.0 million at September 30, 1999 from $37.0 million at December 31, 1998 mainly attributable to advances from the Federal Home Loan Bank of $100.8 million acquired through the merger. $50.0 million of the advances acquired through the merger were called in the third quarter of 1999 and renewed as short-term borrowings.

     Total assets increased $399.1 million to $1.2 billion at September 30, 1999 compared to $824.3 million at September 30, 1998. Assets increased $491.0 million due to the merger. Offsetting this increase was a $111.7 million decrease in U.S. Treasury investments of which $48.7 was funded by short-term borrowings. Net loans increased $292.5 million to $824.6 million at September 30, 1999 from $532.1 million at September 30, 1998. Approximately $205.9 million of this increase was due to the merger, while the remainder of the increase was due to strong loan demand in the Company's commercial and lease banking businesses. Total deposits increased $306.8 million to $941.4 million at September 30, 1999 from $634.6 million at September 30, 1998. Approximately $343.0 million of the increase in deposits was related to the merger.

     Short-term borrowings increased $13.6 million to $98.1 million at September 30, 1999 from $84.5 million at September 30, 1998. The increase was due to a $50.0 million increase in Federal Home Loan Bank advances reclassified to short-term borrowings from long-term borrowings and a $48.7 million decrease in repurchase agreements used to fund U.S.Treasury investments. Long-term borrowings increased $51.5 million to $86.0 million at September 30, 1999 from $34.5 million at September 30, 1999 mainly attributable to advances from the Federal Home Loan Bank of $100.8 million acquired through the merger. $50.0 million of the advances acquired through the merger were called in the third quarter of 1999 and renewed as short-term borrowings.

     In the fourth quarter of 1998, $10.2 million of preferred stock was redeemed.

     Loan Portfolio

     The following table sets forth the composition of the loan portfolio (dollars in thousands):

                                                     September 30,                 December 31,               September 30,
                                                         1999                          1998                        1998
                                               --------------------------------------------------------------------------------
                                                   Amount        Percent       Amount        Percent       Amount       Percent
                                               --------------------------------------------------------------------------------
Originated by Manufacturers Bank:
    Commercial                                    $   140,198     16.74%      $  122,094      22.26%      $ 120,703     22.38%
    Commercial loans collateralized by
      Lease payments                                  138,607     16.54%          89,301      16.29%         98,709     18.30%

    Real estate commercial                            243,770     29.09%         225,596      41.14%        203,939     37.81%
    Real estate residential                            64,503      7.70%          55,600      10.14%         56,111     10.40%
    Real estate construction                           49,683      5.93%          21,059       3.84%         26,838      4.98%
    Installment                                        39,488      4.71%          34,703       6.33%         33,055      6.13%
                                                  ----------------------------------------------------------------------------
Total loans originated by Manufacturers               676,249     80.71%         548,353     100.00%        539,355    100.00%
 Bank

Acquired from Avondale Federal Savings
 Bank:
    Real estate commercial                              1,424      0.17%               -          -%              -         -%
    Real estate residential                            76,074      9.08%               -          -%              -         -%
    Credit scored loans                                71,022      8.48%               -          -%              -         -%
    Installment                                        13,063      1.56%               -          -%              -         -%
                                                  ----------------------------------------------------------------------------
Total loans acquired from Avondale
 Federal Savings Bank                                 161,583     19.29%               -          -%              -         -%
                                                  ----------------------------------------------------------------------------
      Gross loans                                     837,832    100.00%               -     100.00%              -    100.00%
                                                                 ======                      ======                    ======
Allowance for loan losses                             (13,203)                    (6,344)                    (7,245)
                                                  -----------          -----------------           ----------------
    Net loans                                     $   824,629                $   542,009                $   532,110
                                                  ===========          =================           ================

     At September 30, 1999 net loans of $824.6 million included $676.2 million in core business loans originated by Manufacturers Bank and $161.6 million in loans acquired from Avondale.

     Asset Quality

     The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

                                                                September 30,   December 31,  September 30,
                                                                    1999            1998          1998
                                                               --------------------------------------------
Non-accruing loans:
   Originated by Manufacturers Bank                                 $    3,626     $   4,789      $   6,798
   Acquired from Avondale Federal Savings Bank                           7,174             -              -
                                                               --------------------------------------------
Total non-accruing loans                                                10,800         4,789          6,798
                                                               --------------------------------------------
Loans 90 days or more past due, still accruing interest:
   Originated by Manufacturers Bank                                        130            85             27
   Acquired from Avondale Federal Savings Bank                               -             -              -
Total loans 90 days or more past due, still accruing interest              130            85             27
                                                               --------------------------------------------

Total non-performing loans                                              10,930         4,874          6,825
                                                               --------------------------------------------
Other real estate owned:
   Originated by Manufacturers Bank                                         89           442            409
   Acquired from Avondale Federal Savings Bank                             190             -              -
                                                               --------------------------------------------
Total other real estate owned                                              279           442            409
                                                               --------------------------------------------

Total non-performing assets                                         $   11,209     $   5,316      $   7,234
                                                               ============================================

Total non-performing loans to total loans                                 1.30%         0.89%          1.27%
Allowance for loan losses to non-performing loans                       120.80%       130.16%        106.15%
Total non-performing assets to total assets                               0.92%         0.61%          0.88%

     At September 30, 1999, non-performing assets increased $5.9 million to $11.2 million from $5.3 million at December 31, 1998 due to a $6.1 million increase in non-performing loans. Non-performing loans increased due to a $7.2 million increase in non-accruing loans acquired from Avondale offset by a $1.1 million decrease in non-accruing loans originated by Manufacturers Bank at September 30, 1999 compared to December 31, 1998. Non-accruing loans originated by Manufacturers Bank decreased, as certain non-accruing loans were deemed uncollectible and charged-off. At September 30, 1999, other real estate owned decreased to $279 thousand from $442 thousand at December 31, 1998. Other real estate owned originated by Manufacturers Bank decreased $353 thousand, while other real estate owned acquired from Avondale was $190 thousand. Other real estate owned originated by Manufacturers Bank decreased due to Management's on-going efforts to sell these properties.

     At September 30, 1999, non-performing assets increased $4.0 million to $11.2 million from $7.2 million at September 30, 1998 due to a $4.1 million increase in non-performing loans. Non-performing loans increased due to a $7.2 million increase in non-accruing loans acquired from Avondale offset by a $3.2 million decrease in non-accruing loans originated by Manufacturers Bank at September 30, 1999 compared to September 30, 1998. Non-accruing loans originated by Manufacturers Bank decreased, as certain non-accruing loans were deemed uncollectible and charged-off. Other real estate owned originated by Manufacturers Bank decreased $320 thousand, while other real estate owned acquired from Avondale was $190 thousand. Other real estate owned originated by Manufacturers Bank decreased due to Management's on-going efforts to sell these properties.

     Allowance for Loan Losses

     A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

                                                              Three Months Ended                    Nine Months Ended
                                                   ----------------------------------------------------------------------------
                                                        September 30,      September 30,      September 30,      September 30,
                                                           1999               1998               1999               1998
                                                   ----------------------------------------------------------------------------
Balance at beginning of period                     $            14,453      $       7,014      $       6,344      $       7,922
Decreases resulting from sale of subsidiary                          -                  -                  -               (399)
Additions resulting from merger                                      -                  -              9,489                  -
Provision for loan losses                                          363                188                897                563
Charge-offs:
   Originated by Manufacturers Bank                                589                  1              1,949                995
   Acquired from Avondale Federal Savings Bank                   1,176                  -              2,105                  -
                                                   ----------------------------------------------------------------------------
Total charge-offs                                                1,765                  1              4,054                995
                                                   ----------------------------------------------------------------------------
Recoveries:
   Originated by Manufacturers Bank                                  6                 44                 19                154
   Acquired from Avondale Federal Savings Bank                     146                  -                508                  -
                                                   ----------------------------------------------------------------------------

Total recoveries                                                   152                 44                527                154
                                                   ----------------------------------------------------------------------------
Net charge-offs (recoveries)                                     1,613                (43)             3,527                841
                                                   ----------------------------------------------------------------------------

Balance at September 30,                           $            13,203      $       7,245      $      13,203      $       7,245
                                                   ============================================================================

Total loans at September 30,                       $           837,832      $     539,355      $     837,832      $     539,355

Ratio of allowance to total loans                               1.58 %             1.34 %             1.58 %             1.34 %

     For the three months ended September 30, 1999 and 1998, there were net charge-offs (recoveries) of $1.6 million and ($43) thousand, respectively. For the three months ended September 30, 1999, net charge-offs originated by Manufacturers Bank increased $626 thousand compared to the same period for 1998 as non-accruing loans deemed uncollectable were charged-off. Net charge-offs on loans acquired from Avondale were $1.0 million for the quarter ended September 30, 1999.

     For the nine months ended September 30, 1999 and 1998, there were net charge-offs of $3.5 million and $841 thousand, respectively. For the nine months ended September 30, 1999, net charge-offs on loans originated by Manufacturers Bank increased $1.1 million compared to the same period for 1998 as non-accruing loans deemed uncollectable were charged-off. Net charge-offs on loans acquired from Avondale were $1.6 million for the nine months ended September 30, 1999. At the merger date, Avondale's allowance for loan losses was $9.5 million. Management reviewed Avondale's calculation, based on credit scoring models and other criteria, and concluded that the allowance for loan losses related to loans acquired through the merger was adequate. To date, losses associated with the loan portfolio acquired from Avondale are consistent with losses indicated by the credit scoring models and other criteria at the merger date. In January 1998, Coal City National Bank was sold, reducing the allowance for loan losses by $399 thousand.

     The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is conducted by regulatory authorities and by independent public accountants in conjunction with their annual audit. In addition, the Company utilizes an independent third party loan review. The amount of additions to the allowance for loan losses which are charged to earnings through the provision for loan losses is determined based on a variety of factors, including actual charge-offs and anticipated charge-offs, delinquent loans, historical loss experience and economic conditions in the Bank's market area. Although management believes the allowance for loan losses is sufficient to cover potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

     Interest Only Securities

     At September 30, 1999, interest only securities acquired through the merger were $15.1 million. Avondale securitized and sold certain home equity lines of credit to investors. On a quarterly basis, the Company performs a review to determine the fair value of its interest-only securities, as these securities are accounted for as available for sale securities. As part of its review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

     The discount rate reflects liquidity and risk premiums required by the capital markets. Prepayment speeds are adjusted based upon both historical experience and expectations for the future. Projected loan losses are based on the Company's non-judgmental credit underwriting models and are further validated with updated credit scores at least semi-annually.

     Following is a table of the four interest only security pools and the assumptions used for each of the securitized pool (dollars in thousands):

                                                               Interest Only Security Pool
                                                -------------------------------------------------------
                                                         96-1          97-1          97-2          98-1
                                                -------------------------------------------------------

Loan balances                                         $25,785       $31,773       $44,293       $75,383
Discount rate                                         12.00 %       12.00 %       12.00 %       12.00 %
Prepayment speed                                      33.47 %       35.21 %       35.23 %       38.92 %
Remaining over-the-life loan losses                    4.15 %        4.01 %        4.77 %        4.18 %

     The revision of the foregoing assumptions resulted in an addition to comprehensive income of $368 thousand for the three months ended September 30, 1999 and $142 thousand for the nine months ended September 30, 1999. The Company will continue to review its assumptions quarterly and revise them when circumstances dictate. Because of the sensitivity of the value of the interest only securities to market factors beyond management's control, the actual amounts realized could differ materially from the carrying value.

     Investment Securities

     The following table sets forth the amortized cost and fair value of the Company's investment securities by accounting classification and type of security:

                                        September 30,           December 31,           September 30,
                                            1999                    1998                    1998
                                  -----------------------------------------------------------------------
                                    Amortized     Fair     Amortized      Fair     Amortized      Fair
                                      Cost       Value        Cost       Value        Cost       Value
                                  -----------------------------------------------------------------------
Securities Available for Sale:
   U.S. Treasury securities       $         -   $       -   $ 128,630   $ 128,748   $ 111,697   $ 112,213
   U.S. government agencies
     and Corporations                 142,953     139,150      80,089      80,411      67,712      68,484
   Mortgage-backed securities         103,464     102,844       2,779       2,861       3,353       3,441
   Investment in equity lines
     of credit trusts                   7,872       7,872           -           -           -           -
                               --------------------------------------------------------------------------
      Total securities            $   254,289   $ 249,866   $ 211,498   $ 212,020   $ 182,762   $ 184,138
                               ==========================================================================

Securities Held to Maturity:
   States and political
     subdivisions                 $     5,495   $   5,741   $   5,524   $   5,912   $   4,093   $   4,501
   Mortgage-backed securities           3,945       3,776       4,651       4,648       4,824       4,839
   Other securities                       963         963         967         969         967         969
                               --------------------------------------------------------------------------
      Total securities            $    10,403   $  10,480   $  11,142   $  11,529   $   9,884   $  10,309
                               ==========================================================================

     Liquidity and Sources of Capital

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $17.2 million and $11.0 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by (used in) investing activities was $125.0 million for the nine months ended September 30, 1999 and ($97.5) million for the same period for 1998. The increase in net cash provided by investing activities for the nine months ended September 30, 1999 compared to the same period for 1998 was attributable to proceeds from sales, maturities and calls of securities available for sale, net federal funds sold and cash acquired through the merger, offset by an increase in loans, net of principal collections. Net cash (used in) provided by financing activities was ($136.5) million for the nine months ended September 30, 1999 and $69.6 million for the same period for 1998. The increase in net cash used in financing activities for the nine months ended September 30, 1999 compared to the same period for 1998 was attributable to decreases in net interest bearing deposits and net short-term borrowings.

     The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the asset liability committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, more than $30.0 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank (FHLB) and has the ability to borrow from the FHLB. In addition, MB Financial, Inc. maintains a line of credit with a large regional correspondent bank in the amount of $15.0 million. As of September 30, 1999, $12.5 million of the line of credit was undrawn and available to the Company.

     The Company's total risk-based capital ratio was 10.45%, Tier 1 capital to risk-weighted assets ratio was 9.20%, and Tier 1 capital to average asset ratio was 7.48% at September 30, 1999. The FDIC has categorized the bank subsidiary as "Well-Capitalized" at September 30, 1999.

     As of September 30, 1999, the Company's book value per share was $10.91 compared to $11.54 at September 30, 1998. The 1998 book value was calculated using an exchange ratio of 83.5.


     Year 2000 Compliance

     A significant issue has emerged in the banking industry and for the economy overall regarding how existing computer systems recognize the Year 2000. Many existing computer programs and systems were originally programmed with nine digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. If computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations that rely on the date field information, such as interest payment due dates and other operating functions, may generate results that could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 issue could adversely affect the creditworthiness of the Bank's borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a significant adverse impact on the products, services and competitive condition of the Company and the Bank.

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

     In response to the foregoing regulatory guidance and pronouncements, the Company and the Bank have reviewed the Bank's operating procedures for exposure to potential issues that the Year 2000 might have on its computer systems and programs. At the direction of the Bank's Board of Directors, the Year 2000 committee was established and has identified any issues related to computer hardware, software and operating systems to ensure that they will be capable of properly recognizing the January 1, 2000 and beyond. All hardware and software have been remedied and tested, and the Year 2000 contingency plans are in place. In regards to dealing with the Year 2000, the Year 2000 committee reports to the Bank's Board of Directors.

     Management believes that the organization has had an effective corporate Year 2000-compliance program in place. Of all systems that have been identified as mission critical, all are deemed Year 2000 compliant. As part of the Company's process of updating computer hardware, computer equipment owned by Avondale and not Year 2000 compliant was replaced prior to the merger and these costs were incurred by Avondale prior to the merger. Management expects that any additional expenditures related to the Year 2000 problem are immaterial.

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

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          At September 30, 1999, there has been no material change in market risk from December 31, 1998.

PART II. - OTHER INFORMATION

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on the 9th day of November 1999.


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