Form 10-K405
period 1999-12-31
MB FINANCIAL INC
filed 2000-03-30
CIK 908143

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-24566

                               MB FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                       36-3895923
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION

      1200 NORTH ASHLAND AVENUE, CHICAGO, ILLINOIS                 60622
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (773) 278-4040

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

     TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON
                                                   WHICH REGISTERED

      _____________________________________        _____________________________

      _____________________________________        _____________________________

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

-------------------------------------------------------------------------------
                                (TITLE OF CLASS)

-------------------------------------------------------------------------------
                                (TITLE OF CLASS)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $56,402,000 as of March 27, 2000. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

      There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of March 27, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  DOCUMENT                                   PART OF FORM 10-K
                  --------                                   -----------------

      Proxy Statement for the Annual Meeting of
      Stockholders to be held on May 30, 2000                      Part III
      (to be filed on or before April 30, 2000)

      Index to Exhibits is in Item 14(c)(1) on pages 76 through 77. This report consists of 89 pages.

===============================================================================

                       MB FINANCIAL, INC. AND SUBSIDIARIES

                                    FORM 10-K

                                DECEMBER 31, 1999

                                      INDEX
                                      -----


                                                                                                                    PAGE

PART I

Item 1             Business ......................................................................................        4
Item 2             Properties ....................................................................................       12
Item 3             Legal Proceedings .............................................................................       13
Item 4             Submission of Matters to a Vote of Security Holders ...........................................       13

PART II
Item 5             Market for Registrant's Common Equity and Related Stockholder Matters .........................       13
Item 6             Selected Financial Data .......................................................................       14
Item 7             Management's Discussion and Analysis of Financial Condition and Results of Operations .........       17
Item 7A            Quantitative and Qualitative Disclosures about Market Risk ....................................       38
Item 8             Financial Statements and Supplementary Data ...................................................       41
Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........       75

PART III
Item 10            Directors and Executive Officers of the Registrant ............................................       76
Item 11            Executive Compensation ........................................................................       76
Item 12            Security Ownership of Certain Beneficial Owners and Management ................................       76
Item 13            Certain Relationships and Related Transactions ................................................       76

PART IV
Item 14            Exhibits, Financial Statement Schedules, and Reports on Form 10-K ................................    77
                   Signatures .......................................................................................    79



                                     PART 1

ITEM 1.  BUSINESS

         GENERAL

         MB Financial, Inc. (the "Company") was incorporated in Delaware in 1995 and is a bank holding company under the BHCA and the Illinois Bank Holding Company Act (Illinois BHCA).

         On February 26, 1999, Coal City Corporation, the holding company for Manufacturers Bank ("CCC") was merged with and into Avondale Financial Corp. ("Avondale"), the holding company for Avondale Federal Savings Bank. The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank. Total assets for Avondale were $484.3 million at the merger date, and Avondale operated out of five locations in the Chicago metropolitan area.

         Since the CCC stockholders owned more than 50% of the combined company, the transaction was accounted for as a reverse acquisition using the purchase method of accounting with CCC being the accounting acquirer. As a result, the post-merger historical financial statements of the combined company are CCC's as the accounting acquirer, and includes the operating results of Avondale since the merger date. Total consideration, based upon Avondale's shares outstanding at the merger date times the estimated market value per share at the merger announcement date, was $26.4 million plus $1.1 million of merger expenses incurred by CCC. Included in the purchase accounting adjustments was an accrual of $4.4 million for merger related costs. The accrual included estimated costs for termination of data processing contracts, professional fees, severance and personnel related expenses and lease contracts. At December 31, 1999, the remaining liability was approximately $975 thousand primarily for lease contracts and severance costs. The majority of the remaining costs are scheduled to be payable by the end of 2000.

         After the merger, each share of CCC Common Stock issued and outstanding on February 26, 1999 was converted into 83.5 shares of Avondale. Consequently, common share data for the years ended prior to and including December 31, 1998 were converted at an exchange ratio of 83.5 to 1. Unless the context otherwise requires, the term the "Company" includes MB Financial, Inc., its subsidiaries and predecessor.

         MB Financial, Inc. owns all of the issued and outstanding shares of common stock of Manufacturers National Corporation, which is also a bank holding company organized under the BHCA and the Illinois BHCA. Manufacturers National Corporation owns all of the issued and outstanding shares of common stock of Manufacturers Bank. At December 31, 1999, the Company had approximately 1,400 stockholders of record, 7,064,515 shares of common stock outstanding, total consolidated assets of $1.3 billion and operated from a total of 12 offices throughout metropolitan Chicago, including the principal business office at 1200 North Ashland Avenue, Chicago, Illinois.

         Manufacturers Bank ("Bank") owns all of the issued and outstanding shares of common stock of six special purpose Illinois corporations, Ashland Management Agency, Inc. ("Ashland"), MB1200 Corporation ("MB1200"), Manufacturers Deferred Exchange Corporation ("MDEC"), Avondale Financial Services, Inc. ("AFS"), Manufacturers Community Development Corporation, and Manufacturers Funding Corporation, all of which have their principal business offices at the principal business office of the Company at 1200 North Ashland Avenue, Chicago, Illinois. The principal purpose of Ashland is to act as manager of certain real estate owned by Manufacturers Bank; the principal purpose of MB1200 is to hold title to any property that Manufacturers Bank may receive pursuant to a foreclosure or other resolution of a non-performing loan; the principal purpose of MDEC is to hold escrowed funds relating to certain tax advantaged property exchanges entered into by the customers of Manufacturers Bank; the principal purpose of AFS is to offer investment and insurance products to customers of Manufacturers Bank; the principal purpose of Manufacturers Community Development Corporation is to engage in community lending and equity investments to facilitate the construction and rehabilitation of housing in low and moderate neighborhoods in the Bank's market area; and Manufacturers Funding Corporation is inactive. The Company also owns all of the issued and outstanding Common Securities of Coal City Capital Trust I, a statutory Delaware business trust, making such trust a subsidiary of the Company for financial reporting purposes. In July 1998, Coal City Capital Trust I issued $25 million in Preferred Capital Securities and the Company's former subsidiary, Coal City Capital Trust 1997-A (which has been dissolved), retired $10 million of Preferred Trust Securities that were issued in 1997.

         In 1995, the Company acquired 100% of the outstanding stock of Peterson Bank, located on Chicago's far north side. At the date of acquisition, Peterson Bank had assets of $172.1 million and operated out of a main office and a single branch facility. Peterson Bank specialized in the banking needs of real estate investors and operators, long-term health care companies and Chicago's Korean community.

         In May of 1997, Manufacturers National Corporation acquired 100% of U.S. Bancorp, the single-bank holding company for U.S. Bank. At the time of this acquisition, U.S. Bancorp had assets of $205 million and operated out of a main office and four branch facilities, all located either on Chicago's south side or in the southern Chicago suburbs of Tinley Park, Lansing and South Holland, Illinois. U.S. Bank specialized in serving home developers whose projects were located throughout the Chicago metropolitan area and northwest Indiana.

         In 1997, the Company caused Peterson Bank to be merged into Manufacturers Bank, and Manufacturers Bank to be merged into U.S. Bank, with the latter entity changing its name to "Manufacturers Bank." The Company also caused U.S. Bancorp, which was then a mid-tier bank holding company wholly owned by Manufacturers National Corporation, to be merged into Manufacturers Bank in order to eliminate the costs associated with an unnecessary third holding company layer.

         In January 1998, the Company sold 100% of the outstanding common stock of Coal City National Bank to Kankakee Bancorp, Inc., the parent holding company of Kankakee Federal Savings Bank, which is headquartered in Kankakee, Illinois. Coal City National Bank is located in Coal City, Illinois, more than 50 miles from downtown Chicago, in a community where the Company's Management believed business lending opportunities were limited. Management decided that the Company could no longer benefit from a presence in the Coal City, Illinois marketplace, and that continued ownership of Coal City National Bank, although profitable, would divert the Company, its management and staff from their principal focus of growing the business of Manufacturers Bank. It was also decided that the capital required to operate Coal City National Bank would be better utilized in the operation of Manufacturers Bank.

         BUSINESS AREAS

         Manufacturers Bank concentrates its business efforts on servicing small and middle market businesses, such as manufacturers, wholesalers, distributors, long-term health care operators, real estate operators and investors, and home developers located throughout the entire Chicago metropolitan area. The Company, through its acquisition program and through careful selection of officers and employees, has moved to position Manufacturers Bank to take a leading role in filling this attractive niche in the market. In order to further the ability of Manufacturers Bank to play such a leading role, management has also caused Manufacturers Bank to divide its business into four distinctly recognizable areas, referred to as Commercial Banking, Convenient Retail Banking, Lease Banking and Korean Banking.

         COMMERCIAL BANKING. The Commercial Banking Group focuses on serving privately-owned companies run by entrepreneurs. The kinds of companies served are manufacturers, wholesalers, distributors, home developers, long-term health care operators, real estate operators and investors, and selected types of service companies. Manufacturers Bank provides a full set of credit, deposit, cash management and investment products to these companies. These products are specifically designed for companies with sales between $1 million and $50 million. The products developed for this target market include:

         CREDIT PRODUCTS:

         - Working capital loans and lines of credit, including accounts receivable and inventory financing

         - Equipment loans and leasing

         - Business acquisition loans

         - Owner occupied real estate loans

         - Financial, performance and commercial letters of credit

         DEPOSIT AND CASH MANAGEMENT PRODUCTS:

         - Corporate InterConnect - an internet cash management product for businesses
         - Zero balance accounts
         - Automated tax payments
         - ATM access
         - Merchant credit card program
         - Telephone banking
         - Lockbox
         - Direct deposit (ACH)
         - Account reconciliation
         - Controlled disbursement
         - Detail and general information reporting
         - Wire transfers
         - A variety of international banking services
         - Checking accounts
         - Investment services

         For real estate operators and investors, Manufacturers Bank also offers a full set of products including, and in addition to those listed above, the following:

         - Commercial mortgages
         - Residential, commercial, retail and industrial construction loans
         - Land acquisition and development loans
         - Industrial revenue bond financing

         LEASE BANKING. The target market for the Lease Banking group consists of small and medium size equipment leasing companies located throughout the United States. Manufacturers Bank has provided Lease Banking services to these companies for more than 25 years. Competition in servicing this equipment leasing market generally comes from large banks, financing companies, large industrial companies and some community banks in certain segments of the business. Manufacturers Bank provides rapid service and decision making, and flexible financial solutions, to meet its customers' needs in this market. Manufacturers Bank provides full banking services for these leasing companies by financing the debt portion of leveraged leases ("Lease Loans"), providing short-term and long-term equity financing, making working capital and bridge loans, and investing directly into leased equipment. The volume of Lease Loans is closely managed, in order to control Manufacturers Bank's level of total risk adjusted assets.

         Manufacturers Bank also invests in equipment leased to other companies. In this case, Manufacturers Bank owns the equipment leased to the user. The credit quality of the lessee generally must be in one of the top four rating categories of Moody's or Standard & Poors, or the equivalent. Over the last four years, Manufacturers Bank has increased its investment in leased equipment from virtually nothing to $38 million at December 31, 1999. In most cases, during the early years of the lease, Manufacturers Bank recognizes a loss on its investment, and as the lease ages, a gain. Consequently, as Manufacturers Bank has built its leased equipment portfolio, current earnings have been reduced. Gains, if any, on leased equipment result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, Manufacturers Bank usually limits individual leased equipment residuals to approximately $500 thousand per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.

         KOREAN BANKING. The Korean Banking group focuses on the expanding Korean community located principally on the north side of Chicago and in Chicago's northwestern suburbs. Manufacturers Bank serves ethnic Korean consumers and Korean-owned businesses by providing complete banking services using the Korean language. Korean commercial customers tend to be small owner-operated, cash businesses, such as dry cleaners, gift shops and restaurants. While continuing to serve these customers, Manufacturers Bank is also targeting those Korean-owned businesses with annual sales between $2 million and $20 million. Personnel in the Korean Banking group, as well as a number of other individuals in key service positions at Manufacturers Bank speak and conduct business in Korean.

Manufacturers Bank's automated telephone account access services are provided in the Korean language as well. Competition in this growing market segment is quite limited because of the need to provide all banking services in Korean.

         CONVENIENT RETAIL BANKING. The target market for the Convenient Retail Banking consists of consumers who live or work near Manufacturers Bank offices. Manufacturers Bank offers a full set of consumer products to these individuals, including checking accounts, savings accounts, money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, and a variety of fee for service products, such as money orders and travelers checks. The Company also offers brokerage services which includes the sale of non-FDIC insured investment products to the Bank's client base. Manufacturers Bank refers to this area of its business as "Convenient Retail Banking," because it targets only those consumers for whom Manufacturers Bank's offices are a convenient place to perform the customers' financial transactions.

         LENDING ACTIVITIES

         GENERAL. Manufacturers Bank is primarily a business lender and the loan portfolio consists primarily of loans to businesses or for business purposes.

         COMMERCIAL LENDING. Manufacturers Bank makes commercial loans to small and middle market businesses. The borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators, and selected types of service providers. The loan products offered are primarily working capital loans and lines of credit. These general product classifications include accounts receivable and inventory financing, equipment loans and business acquisition loans. Manufacturers Bank also offers financial, performance and commercial letters of credit. Most commercial loans are short-term in nature, being one year or less, although the maximum allowable term is five years.

         Manufacturers Bank's lines of credit are typically secured, established for one year or less, and are subject to renewal upon satisfactory review of the borrower's financial statements and credit history. Secured short-term commercial business loans are usually collateralized by accounts receivable, equipment or real estate. Such loans are typically guaranteed by the owners of the business. Interest rates tend to be at or above the prime-lending rate, although there has been considerable recent market pressure to make loans at a spread above LIBOR. At December 31, 1999, there were $154.8 million in commercial loans representing 17.1% of the total loan portfolio outstanding.

         COMMERCIAL REAL ESTATE LENDING. Manufacturers Bank originates commercial real estate mortgage loans that are generally secured by one or more of the following kinds of properties: multi-unit residential property, owner and non-owner occupied commercial and industrial property, and residential property for development. Loans are also made to acquire and develop land. At December 31, 1999, there were $249.1 million in commercial real estate loans representing 27.6% of the total loan portfolio outstanding.

         LEASE LOANS. Manufacturers Bank lends money to small and mid-sized leasing company customers to finance the debt portion of leveraged leases (i.e., Lease Loans). A Lease Loan arises when a leasing company discounts with Manufacturers Bank the equipment rental revenue stream owed to the leasing company by a lessee. Lease Loans are generally non-recourse to the leasing company, and, consequently, Manufacturers Bank underwrites Lease Loans by examining the creditworthiness of the lessee rather than the lessor. Lease Loans are secured by the equipment being leased. The lessee acknowledges Manufacturers Bank's security interest in the leased equipment and agrees to make lease payments to Manufacturers Bank. Lessees tend to be Fortune 500 or Fortune 1000 companies and must have a public debt rating in one of the top four rating categories by Moody's or Standard & Poors, or the equivalent. If the lessee does not have a public debt rating, then Manufacturers Bank lends when its own credit analysis indicates that if the lessee did have a debt rating it would be in one of the top four categories. Lease Loans are fully amortizing, with maturities ranging from two to five years. Loan rates are fixed at a spread of 1% to 2% over the U.S. Treasury curve. Manufacturers Bank uses Lease Loans to manage its risk adjusted asset totals. Since these loans are very high quality and made to well-known public companies, the loans are marketable in the capital markets. Manufacturers Bank also has sold loans to correspondents that range from a large regional bank to several small community banks. At December 31, 1999, there were $186.9 million in commercial loans collateralized by lease payments representing 20.6% of the total loan portfolio outstanding.

         FOREIGN OPERATIONS

         The Company does not engage in any operations in foreign countries.

         COMPETITION

         Vigorous competition exists in the major areas in which Manufacturers Bank is presently engaged in business. Competition includes not only commercial banks but also other financial institutions, including savings and loan associations, money market and other mutual funds, mortgage companies, leasing and finance companies and a variety of financial services and advisory companies. Manufacturers Bank competes by providing quality services to its customers, ease of access to facilities and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-loan or non-deposit services).

         PERSONNEL

         As of December 31, 1999, The Company had 299 full time employees and 66 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

         SUPERVISION AND REGULATION

         BANK HOLDING COMPANY REGULATION. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Bank ("FRB") under the Bank Holding Company Act ("BHCA"). As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and the Company and its nonbanking affiliates will be subject to examination by the FRB. The FRB also has extensive enforcement authority over bank holding companies. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         The Company is subject to the activity limitations imposed on bank holding companies. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

         The Company is also a bank holding company under the Illinois BHCA, and subject to regulation and examination by the Illinois Commissioner.

         DEPOSITORY INSTITUTION REGULATION. Manufacturers Bank is subject to regulation by the Illinois Commissioner and the FDIC. The federal regulatory structure includes: (i) real estate lending standards, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) risk-based capital rules including accounting for interest rate risk, concentration of credit risk and the risks posed by "non-traditional" activities; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules prohibiting, with certain exceptions, equity investments of types and in amounts not permissible for national banks; and (v) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards.

         The Company and its subsidiaries are affiliates within the meaning of the Federal Reserve Act (FRA) so that its insured depository institution subsidiaries are subject to certain restrictions on transactions with their affiliates or involving securities issued by an affiliate, such as any extensions of credit to the Company and its other subsidiaries, investments in the stock or other securities of the Company and its other subsidiaries and the acceptance of the stock or other securities of the Company or its other subsidiaries as collateral for loans. Certain limitations and reporting requirements will be placed on extensions of credit by Manufacturers Bank to principal stockholders of the Company and its other subsidiaries, to directors and certain executive officers of the Company and its other subsidiaries, and to "related interests" of such principal stockholders, directors and officers.

         Under the Federal Deposit Insurance Act (FDIA), an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default (i.e., the appointment of a conservator or receiver) of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. Thus, one of the Company's depository institution subsidiaries could incur liability to the FDIC in the event of a loss suffered by the FDIC in connection with another depository institution subsidiary.

         Under the FDIC's risk-based insurance assessment system, each insured bank or thrift is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that institutions classified as strongest by the FDIC are subject in 1999 to 0% assessment, and those classified as weakest by the FDIC are subject to an assessment rate of 0.27%. In 1999, each insured bank was subject to an additional assessment of approximately 1.00 basis point, and each insured thrift an additional assessment of approximately 6.00 basis points. These additional assessments were used to fund debt service or obligations issued in connection with the resolution of the thrift crisis in the 1980's. In the year 2000, each commercial bank and thrift will be subject to an additional assessment of approximately 2.12 basis points.

         INTERSTATE BANKING AND BRANCHING. The FRB may approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state and may not approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Individual states may also waive the 30% statewide concentration limit. Each state may limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.

         The federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of interstate mergers prior to June 1, 1997. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above.

         The FDIC may approve interstate branching de novo by state banks only in states which specifically allow for such branching. Illinois banks are permitted to branch into other states. Interstate branching authority may not be used primarily for the purpose of deposit production.

         DIVIDENDS. The FRB's policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

         Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, is well managed and is not subject to any unresolved supervisory issues.

         Manufacturers Bank is permitted, under the Illinois Banking Act, to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it shall retain in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until said additions to surplus, in the aggregate, equal at least the paid-in-capital of such bank. In no event may such bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).

         CAPITAL REQUIREMENTS. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for banks and thrift institutions. The Company will be subject to capital requirements on a consolidated basis and its depository institution subsidiaries individually will be subject to applicable capital requirements.

         The FRB expects bank holding companies to maintain Tier 1 capital commensurate with the level and nature of risks to which they are exposed. The minimum ratio of Tier 1 capital to total assets is 4% or 3% in the case of a company (i) with a safety and soundness examination rating of "1" or (ii) that has implemented the risk-based capital measure for market risk (applicable only when the sum of trading assets and liabilities is 10% or more of total assets or $1 billion or more). In addition, a bank holding company is expected to maintain at least an 8% minimum ratio of total capital (at least half of which must be Tier 1 capital) to risk-weighted assets.

         The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under FDIC and OTS regulations, an insured institution is well capitalized if it maintains a leverage ratio (I.E., ratio of Tier 1 capital to total assets) of at least 5%, a total risk-based capital ratio (I.E., a ratio of total qualifying capital to risk-weighted assets) of at least 10% and a Tier 1 risk-based capital ratio (I.E., a ratio of Tier 1 capital to risk-weighted assets) of at least 6% and is not subject to an agreement, order or directive to maintain a specified capital level. An institution is generally considered to be adequately capitalized if it is not well capitalized but has a Leverage Ratio of 4% or greater (or a leverage ratio of 3% if it has a safety and soundness examination rating of "1"), a total risk-based capital ratio of 8% or greater and a Tier 1 risk-based capital ratio of 4% or greater. An institution will be considered undercapitalized if it fails to meet any minimum requirement to be adequately capitalized, significantly undercapitalized if it is significantly below such requirement and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. An institution may be reclassified in a lower capitalization category if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings or liquidity that has not been corrected, or it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice. Tier 1 capital generally includes common stockholders equity capital, certain noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus certain intangible assets. Total qualifying capital includes certain elements in addition to Tier 1 capital.

         Undercapitalized depository institutions are subject to various restrictions and are required to submit or implement a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Under capitalization (under certain circumstances) and critical under capitalization are grounds for the appointment of the FDIC as receiver or conservator of a depository institution.

         COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with lending activities, Manufacturers Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Federal Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act (ECOA), the Fair Credit Reporting Act and the CRA. Manufacturers Bank is also subject to similar Illinois laws applicable to, among other things, usury, credit discrimination and general business practices.

         As an Illinois banking corporation controlled by a bank holding company, Manufacturers Bank is not only subject to the rules regarding change of control contained in the FRA and the FDIA and the regulations promulgated there under by the FRB and the FDIC, but it is also subject to the rules regarding change in control of Illinois banks contained in the Illinois Banking Act (IBA). The Company is subject to these rules by virtue of control of Manufacturers Bank. Generally, the IBA provides that no person or entity or group of affiliated persons or entities may, without the Illinois Commissioner's consent, directly or indirectly, acquire control of an Illinois bank. Such control is presumed if any person owns or controls 20% or more of the outstanding stock of an Illinois bank or such lesser amount as would enable the holder or holders, by applying cumulative voting, to elect one director of the bank.

         RECENT LEGISLATION. Effective November 12, 1999, the federal Gramm-Leach-Bliley Act (the "GLB Act") became law. The GLB Act repeals certain portions of the Glass-Steagall Act, a Depression-era statute aimed at reducing risky activities previously undertaken by the nation's banks. The GLB Act is intended, among other things, to facilitate affiliations among banks, securities firms, insurance firms and other financial companies. To further this goal, the GLB Act amended portions of the BHC Act to authorize bank holding companies, such as the Company, through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake such activities, a bank holding company must become a "financial holding company" by submitting to the Board a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The GLB Act also provides that a bank holding company's election to become a financial holding company will not be effective if the Board finds that, as of the date the company submits its election to the Board, not all of the insured depository institutions controlled by the company have achieved at least a "satisfactory" rating at the date of their most recent CRA examination. The activities of bank holding companies that are not financial holding companies will continue to be limited to activities currently authorized under the BHC Act, such as activities that the Board has previously determined in regulations and orders issued under the BHC Act to be closely related to banking and permissible for bank holding companies.

         In order to implement the provisions of the GLB Act, the Board by adopting an interim rule effective as of March 11, 2000, amended its Regulation Y by adding a new subpart that defines the term "financial holding company" and establishes procedures by which a bank holding company may elect to become a financial holding company. The interim rule also enumerates the criteria a bank holding company must meet in order for the Board to determine that an election is effective, and describing the period within which the Board will act on an election, and sets forth the consequences if any depository institution controlled by a financial holding company fails to maintain at least a satisfactory CRA rating. For the time being, the Company has decided not to make an election to convert to a financial holding company.

         The GLB Act also prohibits a financial institution from disclosing non-public information about a consumer to nonaffiliated third parties unless the institution satisfies various disclosure and opt-out requirements and the consumer has not elected to opt out of the disclosure. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices, and the Board, the FDIC and other financial regulatory agencies are authorized to issue regulations to implement notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to nonaffiliated third parties. Accordingly, in February, 2000, these agencies proposed an extensive joint rule to implement the foregoing provisions of the GLB Act. Although the formal rulemaking process will not be completed until later in the year 2000, if the final rule adopted remains substantially similar to the proposed rule, an additional regulatory burden on the Company and the Bank will be imposed in regard to notifying customers of the Bank's privacy policies and practices. However, because the Company and the Bank are not now engaged in selling or transferring non-public customer information to nonaffiliated third parties, it is anticipated that adoption of the final rule by the regulatory agencies will not result in material economic cost to the Company or the Bank.

         Another new piece of legislation with the potential to have an impact on the Bank is the "Banking on Illinois Act" (the "Act"), which became effective in mid-1999 and amended the IBA to provide a potential wide range of new activities for the Bank. The stated purpose of this Act is to reduce the number of bank headquarters lost to other states through interstate mergers by promoting Illinois as a progressive place for banks to do business. Accordingly, this Act directs the courts and regulators to liberally construe the provisions of the IBA in order to create a favorable business climate for banks in Illinois. The main features of this Act are to expand bank powers through a new "wild card" provision authorizing Illinois chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to certain safety and soundness considerations. This Act also gives Illinois chartered banks more options with respect to corporate governance, and gives the banks new liability protections, especially with respect to fees. Management of the Bank remains aware of the favorable environment created by this Act and will consider the advantages that may become available to the Bank as a result of such legislation.

ITEM 2.  PROPERTIES

         The Company conducts its business at its corporate office and 11 other retail branch locations in its primary market area. All of the branches have ATM's and the Company has 11 ATM's at other locations.

         The following table sets forth information relating to each of the Company's offices as of December 31, 1999. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1999 was $15.3 million.

         PRINCIPAL BUSINESS OFFICE:

         1200 North Ashland Avenue, Chicago, Illinois

         BRANCH OFFICES:

         CENTRAL REGION
         2965 North Milwaukee, Chicago, Illinois
         20 North Clark Street, Chicago, Illinois (relocating to 2 South LaSalle Street effective May, 2000)
         2 South LaSalle Street, Chicago, Illinois (effective May, 2000)

         NORTH REGION
         7557 West Oakton Street, Niles, Illinois
         6443 North Sheridan Road, Chicago, Illinois
         6101 North Lincoln Avenue, Chicago, Illinois
         3232 West Peterson Avenue, Chicago, Illinois
         8300 West Belmont, Chicago, Illinois

         SOUTH REGION
         3030 East 92nd Street, Chicago, Illinois
         901 East Sibley Boulevard, South Holland, Illinois
         16255 South Harlem Avenue, Tinley Park, Illinois
         17130 South Torrence Avenue, Lansing, Illinois

         WEST REGION
         2215 York Road, Suite 306, Oak Brook, Illinois (effective April, 2000)

         Manufacturers owns the Principal Business Office at 1200 North Ashland Avenue in Chicago, and six of its branch facilities. The other facilities are leased for various terms. Manufacturers Bank also owns a residence within walking distance of its facility on Peterson Avenue, which it leases to a third party. The Company believes that all of its properties and equipment are well maintained, in good operating condition and adequate for all present and anticipated needs of the Company.

ITEM 3. LEGAL PROCEEDINGS

         The Company, the Bank and its subsidiaries are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, the Bank or its subsidiaries in the proceeding, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market under the symbol "MBFI". The approximate number of stockholders of record of common stock as of December 31, 1999 was 1,400. Certain shares of the Company are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares are not known or included in the foregoing number. Such shares are not separated to count actual beneficial owners. As of December 31, 1999 there were 7,064,515 shares of common stock outstanding. The following table presents quarterly market information for the Company's common stock for the year ended 1999:



                                                 DIVIDENDS         BOOK          MARKET PRICE RANGE
                                                                              --------------------------
                                                   PAID           VALUE          HIGH          LOW
                                              ----------------------------------------------------------

                    1999
                    ----

Quarter ended December 31, 1999                   $        -    $      11.24   $    13.50   $     12.50
Quarter ended September 30, 1999                           -           10.91        14.50         12.38
Quarter ended June 30, 1999                                -           10.56        14.63         12.38
Quarter ended March 31, 1999                               -           10.45        16.00         13.38

                    1998
                    ----
Quarter ended December 31, 1998                   $        -    $          -   $    16.00   $      8.38
Quarter ended September 30, 1998                           -               -        17.88         11.13
Quarter ended June 30, 1998                                -               -        18.19         15.75
Quarter ended March 31, 1998                               -               -        16.75         14.88



         Prior to 1999, the figures are those of Avondale, and the market prices reflected are that of Avondale under the symbol "AVND" for those periods.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information is derived in part from and should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in thousands, except common share data):


                                                                           YEAR ENDED DECEMBER 31,
                                                      ------------- -------------- ------------ ------------ ------------
                                                          1999          1998          1997         1996         1995
                                                      ------------- -------------- ------------ ------------ ------------

STATEMENT OF INCOME DATA:
  Interest income                                       $   82,291    $   57,632   $   51,686   $   39,530    $  36,572
  Interest expense                                          41,767        29,826       25,172       18,180       16,836
                                                      ------------------------------------------------------------------

  Net interest income                                       40,524        27,806       26,514       21,350       19,736
  Provision for loan losses                                  1,260           750          971          572          240
                                                      ------------------------------------------------------------------

  Net interest income after provision for loan              39,264        27,056       25,543       20,778       19,496
  losses
  Other income (1)                                           9,062         9,940        4,935        2,939        1,899
  Other expense                                             33,560        27,037       24,195       16,868       17,010
                                                      ------------------------------------------------------------------

  Income before income taxes and minority interest          14,766         9,959        6,283        6,849        4,385
  Applicable income taxes                                    4,812         3,605        2,402        2,576        1,504
                                                      ------------------------------------------------------------------

  Income before minority interest                            9,954         6,354        3,881        4,273        2,881
  Minority interest                                              -           (99)        (432)        (636)        (444)
                                                      ------------------------------------------------------------------

  Net income                                                 9,954         6,255        3,449        3,637        2,437
  Preferred stock dividend                                       -         1,085          276            -          267
                                                      ------------------------------------------------------------------

  Net income available to common stockholders           $    9,954     $   5,170     $  3,173    $   3,637    $   2,170
                                                      ==================================================================

  COMMON SHARE DATA:
  Basic earnings per common share                       $     1.51    $     1.26   $     0.76   $     0.88    $    0.52
  Diluted earnings per common share                           1.51          1.25         0.76         0.88         0.52
  Book value per common share                                11.24         11.46        10.20         9.41         8.69
  Weighted average common shares outstanding (2)         6,586,596     4,093,254    4,151,036    4,143,938    4,187,525
  Dividend payout ratio                                      0.00%          0.00%        0.00%        0.00%        0.00%
  Cash dividends per common share                                -             -            -            -            -



         (1) For the year ended December 31, 1998, other income includes a $4.1 million gain on the sale of Coal City National Bank.
         (2) Converted using an exchange ratio of 83.5 to 1 for the years ended December 31, 1998, 1997, 1996, and 1995.


                                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                              1999          1998           1997           1996          1995
                                                          -------------------------------------------------------------------------

BALANCE SHEET DATA:
Cash and due from banks                                   $     29,420   $     23,669    $    36,302   $    31,465   $     27,013
Federal funds sold                                                   -         20,350         37,400        20,800         11,199
Investment securities                                          271,313        223,162        141,927       109,981        171,118
Loans, gross                                                   903,126        548,353        527,321       388,302        339,326
Allowance for loan losses                                       12,197          6,344          7,922         4,692          4,134
Total assets                                                 1,309,426        871,891        802,696       587,798        579,946
Deposits                                                       936,075        645,661        684,060       509,717        513,470
Short-term and long-term borrowings                            277,267        167,555         50,428        25,399         17,000
Stockholders' equity                                            79,378         46,860         52,526        39,126         36,626

PERFORMANCE RATIOS:
Return on average assets                                         0.84%          0.76%          0.54%         0.75%          0.55%
Return on average equity                                        13.79%         11.16%          7.08%         9.74%          6.49%
Net interest margin                                              3.75%          3.68%          4.12%         4.23%          4.22%
Loans to deposits                                                96.5%          84.9%         77.09%        76.18%         66.08%

ASSET QUALITY RATIOS:
Non-performing loans to total loans                              1.18%          0.89%          1.87%         0.35%          0.34%
Non-performing assets to total assets                            0.84%          0.61%          1.70%         0.23%          0.24%
Allowance for loan losses to total loans                         1.35%          1.16%          1.50%         1.21%          1.22%
Non-performing loans to allowance for loan losses               87.73%         76.83%        124.73%        28.92%         27.75%
Net loan charge-offs to average loans                            0.63%          0.36%          0.07%         0.00%          0.02%

CAPITAL RATIOS (1)
Tier 1 capital (to risk-weighted assets)                         8.85%          7.38%          7.09%         8.00%          7.84%
Total capital (to risk-weighted assets)                         10.01%         10.00%         10.00%        10.14%         10.02%
Tier 1 capital (to average assets)                               7.47%          5.25%          5.15%         6.16%          5.19%
Average equity to average assets                                 6.06%          6.67%          6.72%         6.57%          7.12%

OTHER:
Banking facilities                                                12              8             11             6              5
Full-time equivalent employees                                   312            243            287           199            191



         (1) Ratios presented are for the Company on a consolidated basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of MB Financial, Inc. - Capital Resources."

         The following table sets forth selected quarterly financial data (in thousands, except common share data):



                                                 THREE MONTHS ENDED 1999                        THREE MONTHS ENDED 1998
                                   ------------------------------------------------------------------------------------------------
                                    DECEMBER   SEPTEMBER      JUNE        MARCH      DECEMBER    SEPTEMBER      JUNE       MARCH
                                   ------------------------------------------------------------------------------------------------

STATEMENT OF INCOME DATA:
Interest Income                    $   22,646   $  21,414   $   21,401  $   16,830  $  14,767   $   14,944   $  14,031   $  13,890
Interest expense                       11,583      10,462       10,841       8,881      7,853        7,882       7,204       6,887
                                   ------------------------------------------------------------------------------------------------

Net interest income                    11,063      10,952       10,560       7,949      6,914        7,062       6,827       7,003
Provision for loan losses                 363         363          288         246        187          188         187         188
                                   ------------------------------------------------------------------------------------------------

Net interest income after
   provision for loan los              10,700      10,589       10,272       7,703      6,727        6,874       6,640       6,815
Other income (1)                        2,168       2,749        2,582       1,563      1,381        1,293       1,766       5,500
Other expense                           8,596       9,109        8,792       7,063      7,442        6,389       6,366       6,840
                                   ------------------------------------------------------------------------------------------------

Income before income taxes
   and minority interest                4,272       4,229        4,062       2,203        666        1,778       2,040       5,475
Applicable income taxes                 1,390       1,352        1,311         759        210          695         815       1,885
                                   ------------------------------------------------------------------------------------------------

Income before minority interest         2,882       2,877        2,751       1,444        456        1,083       1,225       3,590
Minority interest                           -           -            -           -        (17)         (27)        (23)        (32)
                                   ------------------------------------------------------------------------------------------------

Net income                              2,882       2,877        2,751       1,444        439        1,056       1,202       3,558
Preferred stock dividend                    -           -            -           -        218          433           -         434
                                   ------------------------------------------------------------------------------------------------

Net income available to
common stockholders                $    2,882   $   2,877   $    2,751  $    1,444  $     221   $      623   $   1,202   $   3,124
                                   ================================================================================================

Common Share Data:
Basic earnings per common share    $     0.41   $    0.41   $     0.39  $     0.28  $    0.05   $     0.15   $    0.29   $    0.76
Weighted average common shares
 outstanding (2)                    7,064,515   7,064,515    7,064,515   5,126,289  4,087,910    4,087,910   4,087,910   4,109,453



         (1) For the three months ended March 31, 1998, other income includes a $4.1 million gain on the sale of Coal City National Bank.

         (2) Converted at an exchange ratio of 83.5 to 1 for the three months ended December, September, June and March 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATION AND SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH UNDER "GENERAL" IN ITEM 1 AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT

         GENERAL

         The profitability of the Company's operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. The Company's net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover estimated credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, net gains (losses) on the sale of securities available for sale, and other operating income. Other expenses include salaries and employee benefits along with occupancy and equipment expenses, intangibles amortization and other operating expenses.

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

         NET INTEREST INCOME

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the year ended December 31, 1999 and a 34% tax rate for the years ended December 1998 and 1997 (dollars in thousands):



                                                                             YEAR ENDED DECEMBER 31,

                                   ------------------------------------------------------------------------
                                                   1999                                1998
                                   ------------------------------------- ----------------------------------
                                     AVERAGE                   YIELD/     AVERAGE                  YIELD/
                                     BALANCE      INTEREST      RATE      BALANCE     INTEREST      RATE
                                   ------------------------------------------------------------------------

INTEREST EARNING ASSETS:
Loans (1) (2)                      $    781,718   $   63,887    8.17%  $  534,141   $   44,929     8.41%
Taxable investment securities           280,940       17,228    6.13      210,826       11,787     5.59
Investment securities exempt
     from federal income taxes(3)         5,460          492    9.02        4,448          462    10.39

Federal funds sold                       16,712          796    4.76       11,335          611     5.39
Other interest bearing deposits           1,167           60    5.14            -            -        -
                                   ------------- ------------            ----------- ------------
     Total interest earning           1,085,997       82,463    7.59      760,750        57,789    7.60
assets
                                                 ------------                        ------------
     Non-interest earning assets        104,687                            79,753
                                   -------------                       -----------
     Total assets                  $  1,190,684                        $  840,503
                                   =============                       ===========

INTEREST BEARING LIABILITIES:
Deposits:
     NOW and money market deposit
           Accounts                $    171,749        4,714    2.74    $  141,628        4,517   3.19
     Savings deposit                    147,597        3,718    2.52        84,092        2,077   2.47
     Time deposits                      440,982       22,627    5.13       286,718       15,725   5.48
Short-term borrowings                   109,375        5,381    4.92       100,391        5,118   5.10
Long-term borrowings                     92,270        5,327    5.77        29,923        2,389   7.98
                                   ------------- ------------           ----------- ------------
     Total interest bearing             961,973       41,767    4.34       642,752       29,826   4.64
liabilities
                                                 ------------                       ------------

Demand deposits - non-interest
           Bearing                      136,662                            127,013
Other non-interest bearing               19,842                             13,451
 liabilities
Minority interest in subsidiary               -                              1,236
Stockholders' equity                     72,207                             56,051
                                   -------------                        -----------
     Total liabilities and
 stockholders Equity               $  1,190,684                         $  840,503
                                   == ==========                        == ========
     Net interest
 income/interest rate
           spread (4)                             $   40,696    3.25                 $   27,963   2.96
                                                 ============ ==========            ============ =========
     Net interest margin (5)                                    3.75%                             3.68%
                                                              ==========                         =========


                                   -----------------------------------
                                                  1997
                                   -----------------------------------
                                     AVERAGE                  YIELD/
                                     BALANCE      INTEREST     RATE
                                   -----------------------------------

INTEREST EARNING ASSETS:
Loans (1) (2)                        482,049    $  41,313      8.57%
Taxable investment securities        138,037        8,527      6.18
Investment securities exempt
     from federal income taxes         7,720          656      8.50
(3)
Federal funds sold                    21,299        1,413      6.63
Other interest bearing deposits            -            -         -
                                   ----------     --------
     Total interest earning          649,105       51,909      8.00
assets
                                                  --------
     Non-interest earning assets      75,979
                                   ----------
     Total assets                  $ 725,084

INTEREST BEARING LIABILITIES:
Deposits:
     NOW and money market deposit
           Accounts                $ 151,544        4,873      3.22
     Savings deposit                  86,445        2,187      2.53
     Time deposits                   265,477       14,557      5.48
Short-term borrowings                 20,066        1,353      6.74
Long-term borrowings                  23,632        2,202      9.32
                                   ----------     --------
     Total interest bearing          547,164       25,172      4.60
liabilities
                                                  --------

Demand deposits - non-interest
           Bearing                   113,355
Other non-interest bearing            10,965
liabilities
Minority interest in subsidiary        4,890
Stockholders' equity                  48,710
                                   ----------
     Total liabilities and
stockholders Equity                $ 725,084
                                   ==========
     Net interest
income/interest rate
           spread (4)                           $  26,737      3.40
                                                ====================
     Net interest margin (5)                                   4.12%
                                                              =======



         (1)      Non-accrual loans are included in average loans.

         (2) Interest income includes loan origination fees of $1.0 million, $769 thousand, $501 thousand for the years ended December 31, 1999, 1998 and 1997, respectively.

         (3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the year ended December 31, 1999 and a 34% tax rate for the years ended 1998 and 1997.

         (4) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

         (5) Net interest margin represents net interest income as a percentage of average interest earning assets.

         For the year ended December 31, 1999, net interest income increased $12.7 million to $40.5 million from $27.8 million for the year ended December 31, 1998. The increase in net interest income resulted from an increase in interest income of $24.7 million, or 42.8%, partially offset by an increase in interest expense of $11.9 million, or 40.0%. Approximately $9.8 million of the increase related to loans acquired through the merger with Avondale (the "merger") while approximately $2.9 million was from the Company's continued growth in its commercial and lease banking businesses. Interest income increased due to a $325.2 million, or 42.8%, increase in average interest earning assets, while interest expense rose as a result of a $319.2 million, or 49.7%, increase in average interest bearing liabilities. Approximately $295.0 million of the increase in average interest earning assets and approximately $257.0 million of the increase in average interest bearing liabilities was due to the merger. The remaining increase in average interest earning assets and average interest bearing liabilities was due to growth in the Company's commercial and lease banking businesses. The net interest margin increased from 3.68% for the year ended December 31, 1998 to 3.75% for the year ended December 31, 1999.

         For the year ended December 31, 1998, net interest income increased $1.3 million to $27.8 million from $26.5 million for the year ended December 31, 1997. The increase in net interest income resulted from an increase in interest income of $5.9 million, or 11.5%, partially offset by an increase in interest expense of $4.7 million, or 18.5%. Interest income increased due to a $111.6 million, or 17.2%, increase in average interest earning assets while interest expense rose as a result of a $95.6 million, or 17.5%, increase in average interest bearing liabilities. Much of the increase was due to the purchase of U.S. Bancorp, Inc. in May 1997 with averages and related income included from the purchase date forward offset by the effect of the sale of Coal City National Bank. The remaining increase is due to growth in the Company's core banking businesses. Although the net interest income increased in 1998, the net interest margin decreased from 4.12% for the year ended December 31, 1997 to 3.68% for the year ended December 31, 1998. This decrease was due to increased leverage in the Company's balance sheet as a result of the purchase of certain additional U.S. Treasury investments and the addition of certain repurchase agreements used to fund those investments.

         RATE VOLUME ANALYSIS OF NET INTEREST INCOME

         The following table sets forth the extent to which changes in interest rates and changes in volumes of interest earning assets and interest bearing liabilities have historically affected the Company's interest income and interest expense for the periods presented. Information is provided on changes in each category attributable to (i) changes due to volume (changes in volume multiplied by prior period rate); (ii) changes due to rate (changes in rate multiplied by current period volume); and (iii) total changes (in thousands):



                                                                            YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------------
                                                       1999 COMPARED TO 1998                      1998 COMPARED TO 1997
                                               ---------------------------------------    ---------------------------------------
                                                  CHANGE       CHANGE                        CHANGE        CHANGE
                                                  DUE TO       DUE TO        TOTAL           DUE TO        DUE TO       TOTAL
                                                  VOLUME        RATE        CHANGE           VOLUME         RATE        CHANGE
                                               ------------- ------------ ------------    ------------- ------------- -----------

INTEREST EARNING ASSETS:
Loans                                           $   20,825   $   (1,867)  $   18,958       $    4,464   $      (848)  $   3,616
Taxable investment securities                        3,920        1,521        5,441            4,496        (1,236)      3,260
Investment  securities exempt
 from federal income taxes (1)                         105          (75)          30             (278)           84        (194)
Federal funds sold                                     290         (105)         185             (661)         (141)       (802)
Other interest bearing deposits                         60            -           60                -             -           -
                                               -------------------------------------    ----------------------------------------
        Total increase (decrease) in
        interest income                             25,200         (526)      24,674            8,021        (2,141)      5,880
                                               -------------------------------------    ----------------------------------------

INTEREST BEARING LIABILITIES:
        NOW and money market deposit
         accounts                                      961         (764)         197             (319)          (37)       (356)
        Savings deposits                             1,569           72        1,641              (60)          (50)       (110)
        Time deposits                                8,461       (1,559)       6,902            1,165             3       1,168
Short-term borrowings                                  458         (195)         263            5,416        (1,651)      3,765
Long-term borrowings                                 4,978       (2,040)       2,938              586          (399)        187
                                               --------------------------------------    ---------------------------------------
        Total increase (decrease) in
        interest expense                            16,427       (4,486)      11,941            6,788        (2,134)      4,654
                                               =======================================     =====================================
        Increase (decrease) in net
        interest income                         $    8,773   $    3,960   $   12,733       $    1,233   $        (7)  $   1,226
                                               =======================================     =====================================




         (1) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the year ended December 31, 1999 and a 34% rate for the years ended December 31, 1998 and 1997.

         OTHER INCOME

         For the year ended December 31, 1999, other income decreased $878 thousand to $9.1 million from $9.9 million for the year ended December 31, 1998. 1998 included a $4.1 gain resulting from the sale of Coal City National Bank and a $200 thousand gain on the sale of a trust business in the first quarter of 1998. Without these special items in 1998, other income would have been $5.6 million. Loan service fees increased $3.2 million for the year ended December 31, 1999 due to the acquisition of loan servicing activities acquired through the merger. Other operating income increased $793 thousand due to a $631 thousand increase in brokerage fees and a $278 thousand increase in automated teller machine fees resulting from the expansion of brokerage servicing fee activities and additional branch facilities acquired through the merger. Offsetting these increases were a $694 thousand decrease in net lease financing due to a $336 thousand write down in the residual value of specific lease equipment as well as some gains for equipment sold at the end of the lease terms during 1998.

         For the year ended December 31, 1998, other income increased $5.0 million to $9.9 million from $4.9 million for the year ended December 31, 1997. The increase was due to a $4.1 million gain resulting from the sale of Coal City National Bank, a $200 thousand gain on the sale of a trust business, a $463 thousand increase in service fees, primarily due to higher fees charged, and a $246 thousand increase in lease financing business resulting from some gains for equipment sold at the end of the lease terms.

         OTHER EXPENSE

         For the year ended December 31, 1999 other expense increased $6.5 million to $33.6 million from $27.0 million for the year ended December 31, 1998. The increase was primarily due to operating costs associated with the five additional branches and personnel acquired through the merger. Salaries and employee benefits increased $4.3 million, occupancy and equipment expenses increased $1.7 million and other operating expenses increased $1.4 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase in other operating expenses included a $362 thousand increase in computer services due to improvements made to the Company's computer systems, a $312 thousand increase in loan collection expenses, a $177 thousand increase in advertising and marketing, $125 thousand increase in automated teller machine
(ATM) expense, the result of distributing new ATM's in the Company's network, $167 thousand increase in FDIC premiums as well as $157 thousand increase in stationery, printing and supplies expense. In addition, intangible amortization expense decreased $782 thousand for the year ended December 31,1999 compared to the year ended December 31, 1998. The decrease in intangible amortization represents a decrease in goodwill amortization of $137 thousand and a decrease in core deposit intangible amortization of $645 thousand. The Company utilizes an accelerated amortization method which amortizes more of the purchase premium related to acquisitions in early years than in later years.

         For the year ended December 31, 1998, other expense increased $2.8 million to $27.0 million from $24.2 million for the year ended December 31, 1997. This increase was due to eight months of additional expenses due to the purchase of U.S. Bancorp in May 1997.

         INCOME TAXES

         For the year ended December 31, 1999, the Company recorded income tax expense of $4.8 million compared to $3.6 million for the same period for 1998. Income before taxes and minority interest for the year ended December 31, 1999 increased $4.8 million compared to the same period for 1998. The effective tax rate decreased to 32.6% for the year ended December 31, 1999 from 36.2% for the year ended December 31, 1998 as the Company continued to review and manage its income tax expense.

         For the year ended December 31, 1998, the Company recorded income tax expense of $3.6 million compared to $2.4 million for the year ended December 31, 1997. Income before taxes and minority interest for the year ended December 31, 1998 increased $3.7 million compared to the same period for 1997. The effective tax rate decreased to 36.2% for the year ended December 31, 1998 from 38.2% for the year ended December 31, 1997 as the Company continued to review and manage its income tax expense.

         INVESTMENT SECURITIES

         The primary purpose of the investment portfolio is to provide a source of earnings for liquidity management purposes, and to control interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. See "Asset Liability Management" and "Liquidity and Sources of Capital."

         The following table sets forth the amortized cost and fair value of the Company's securities by accounting classification category and by type of security as indicated (in thousands):


                                          AT DECEMBER 31, 1999            AT DECEMBER 31, 1998           AT DECEMBER 31, 1997
                                     ------------------------------- ------------------------------- -----------------------------
                                       AMORTIZED          FAIR         AMORTIZED          FAIR         AMORTIZED         FAIR
                                          COST           VALUE            COST           VALUE            COST           VALUE
                                     --------------- --------------- --------------- --------------- --------------- -------------

Securities Available for Sale:
      U.S. Treasury securities        $           -   $           -   $     128,630   $     128,748   $     119,160   $    119,380
      U.S. Government agencies               99,891          97,691          80,089          80,411           9,971         10,116
      States and political
      subdivisions                            5,164           5,366               -               -               -              -
      Mortgage-backed securities            120,114         118,948           2,779           2,861           7,022          7,189
      Corporate bonds                        43,092          40,564               -               -               -              -
      Other securities                          962             958               -               -               -              -
      Investment in equity
      lines of
         Credit trusts                        7,786           7,786               -               -               -              -
                                      -------------    ------------   -------------   -------------   -------------   ------------
         Total securities
           available for sale         $     277,009   $     271,313   $     211,498   $     212,020   $     136,153   $    136,685
                                      =============   =============   =============   =============   =============   ============

   Securities Held to Maturity:
      States and political
      subdivisions                    $           -   $           -   $       5,524   $       5,912   $       4,423   $      4,860
      Mortgage-backed securities                  -               -           4,651           4,648               -              -
      Other securities                            -               -             967             969             819            819
                                     --------------- --------------- --------------- --------------- --------------- -------------
         Total    securities
         held  to maturity            $           -   $           -   $      11,142   $      11,529   $       5,242   $      5,679
                                      =============   =============   =============   =============   =============   ============



         U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to three years. State and political subdivision investment securities consist of investment grade and local non-rated issues with maturities of less than six years. The average term of mortgage-backed securities generally ranges between five and ten years; however, certain mortgage-backed securities acquired through the merger include maturities greater than ten years. Corporate bonds were acquired through the merger and included some maturities ranging from five years through ten years and after ten years. In addition, at December 31, 1999 securities held to maturity with a fair value of $9.9 million were transferred to securities available for sale.

         There were no securities of any single issuer, other than U.S. Government agencies and mortgage backed securities, which had a book value in excess of 10.0% of the Company's stockholders' equity at December 31, 1999.

         The following table sets forth certain information regarding contractual maturities and the weighted average yields of the Company's portfolio at December 31, 1999 (dollars in thousands):



                                                                    DUE AFTER ONE           DUE AFTER FIVE
                                             DUE IN ONE             YEAR THROUGH             YEARS THROUGH
                                            YEAR OR LESS             FIVE YEARS                TEN YEARS
                                       ----------------------- ------------------------ ------------------------
                                                   WEIGHTED                  WEIGHTED                 WEIGHTED
                                                    AVERAGE                  AVERAGE                  AVERAGE
                                        BALANCE      YIELD       BALANCE      YIELD       BALANCE      YIELD
                                       ---------- ------------ ------------ ----------- ------------ -----------

SECURITIES AVAILABLE FOR SALE
     U.S. Government agencies          $   14,825       4.84%  $    61,132       5.51%   $   20,749       6.04%
     States  and   political                  733       6.18%        4,210      10.46%          167       7.58%
     subdivision (1)
     Mortgage-backed
     securities (2)                         1,809       5.13%          346       6.98%        6,483       6.21%
     Corporate bonds                            -           -        4,894       7.13%        2,760      13.37%
     Other securities                          65       6.48%          369       6.94%          524       4.78%
     Investments in equity
     lines of
        credit trusts                           -           -        7,786      11.20%            -           -
                                      -----------           -   ----------             ------------
        Total                          $   17,432              $    78,737               $   30,683
                                      ===========              ===========              ===========


                                           DUE AFTER
                                           TEN YEARS
                                   -------------------------
                                                  WEIGHTED
                                                  AVERAGE
                                     BALANCE       YIELD
                                   ------------- -----------
SECURITIES AVAILABLE FOR SALE
     U.S. Government agencies       $       985       7.00%
     States  and   political                256       5.32%
     subdivision (1)
     Mortgage-backed
     securities (2)                     110,310       6.48%
     Corporate bonds                     32,910       8.06%
     Other securities                         -           -
     Investments in equity
     lines of
        credit trusts                         -           -
                                      ---------
        Total                       $   144,461
                                    ===========




         (1) Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
         (2) These securities are presented based upon contractual maturities.

         LOAN PORTFOLIO

         The following table sets forth the composition of the loan portfolio (dollars in thousands):



                                                                             AT DECEMBER 31,
                           --------------------------------------------------------------------------------------------
                                   1999                  1998                    1997                    1996
                           --------------------------------------------------------------------------------------------
                             AMOUNT      PERCENT   AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                           --------------------------------------------------------------------------------------------

Originated by
   Manufacturers Bank:
    Commercial             $ 154,833     17.14%  $  122,094     22.27%   $  112,010     21.24%     $ 94,066     24.22%
    Commercial loans
      collateralized by
      lease payments         186,895     20.70%      89,301     16.28%       85,658     16.25%      113,960     29.35%
    Commercial real          247,668     27.42%     226,455     41.30%      162,487     30.81%       91,251     23.50%
    estate
    Residential real          77,127      8.54%      54,741      9.98%       94,587     17.94%       67,541     17.39%
    estate
    Construction real         58,447      6.47%      21,059      3.84%       37,079      7.03%        7,057      1.82%
    estate
    Installment and other     39,605      4.39%      34,703      6.33%       35,500      6.73%       14,427      3.72%
Total loans originated by
                          ---------------------------------------------------------------------------------------------
   Manufacturers Bank        764,575     84.66%     548,353    100.00%      527,321    100.00%      388,302    100.00%
                          ---------------------------------------------------------------------------------------------

Acquired from
   Avondale Federal
   Savings Bank:
    Commercial real            1,439      0.16%           -          -            -          -            -          -
    estate
    Residential real          66,504      7.37%           -          -            -          -            -          -
    estate
    Credit scored
    mortgage
      Loans                   59,716      6.61%           -          -            -          -            -          -
    Installment and other     10,892      1.20%           -          -            -          -            -          -
                          ---------------------------------------------------------------------------------------------
Total loans acquired
   from Avondale
   Federal Savings Bank      138,551     15.34%           -          -            -          -            -          -
                          ---------------------------------------------------------------------------------------------
Gross loans                  903,126    100.00%     548,353    100.00%      527,321    100.00%      388,302    100.00%
                                       =========              =========               =========               =========
Allowance for loan losses    (12,197)                (6,344)                 (7,922)                 (4,692)
                           -----------          -------------           ------------           -------------
Net loans                  $ 890,929             $  542,009              $  519,399              $  383,610
                           ===========           ============           =============           =============





                           -------------------------
                                      1995
                           -------------------------
                                AMOUNT     PERCENT
                           -------------------------

Originated by
   Manufacturers Bank:
    Commercial                $   70,255     20.71%
    Commercial loans
      collateralized by
      lease payments             108,223     31.89%
    Commercial real              101,355     29.87%
    estate
    Residential real              46,655     13.75%
    estate
    Construction real              6,890      2.03%
    estate
    Installment and other          5,948      1.75%
Total loans originated by
                          -------------------------
   Manufacturers Bank            339,326    100.00%
                          -------------------------

Acquired from
   Avondale Federal
   Savings Bank:
    Commercial real                    -         -
    estate
    Residential real                   -         -
    estate
    Credit scored
    mortgage
      Loans                            -         -
    Installment and other              -         -
                          -------------------------
Total loans acquired
   from Avondale
   Federal Savings Bank                -         -
                          -------------------------
Gross loans                      339,326    100.00%
                           =               =========
Allowance for loan losses         (4,134)
                            -------------
Net loans                     $  335,192
                             =============




         At December 31, 1999 net loans of $890.9 million included $764.6 million in core business loans originated by Manufacturers Bank and $138.5 million in loans acquired from Avondale. Commercial loans originated by Manufacturers Bank have grown 120.4% from $70.3 million at December 31, 1995 to $154.8 million at December 31, 1999. This increase was primarily due to internal loan growth as well as the acquisition of U.S. Bancorp. Real estate and construction real estate loans originated by Manufacturers Bank increased 147.4% from $154.9 million at December 31, 1995 to $383.2 million at December 31, 1999 primarily due attributable to the acquisition of U.S. Bancorp which had total real estate and construction real estate loans of $116.4 million at the acquisition date. In addition, commercial loans collateralized by lease payments increased 72.7% from 108.2 million at December 31, 1995 compared to $186.9 million at December 31, 1999 due entirely to continued growth of the lease banking business.

         LOAN MATURITIES

         The following table sets forth the maturities of commercial and construction real estate loans outstanding at December 31, 1999. Also set forth are amounts of such loans classified according to sensitivity to changes in interest rate (in thousands):



                                          DUE IN ONE YEAR           DUE AFTER ONE YEAR               DUE AFTER
                                              OR LESS               THROUGH FIVE YEARS              FIVE YEARS
                                      ---------------------------------------------------------------------------------
                                                    FLOATING                     FLOATING                    FLOATING
                                         FIXED        RATE          FIXED          RATE         FIXED          RATE         TOTAL
                                      ---------------------------------------------------------------------------------------------

Commercial loans, commercial
loans
    Collateralized  by
    lease  payments and
    construction real estate
    loans                             $  94,232    $ 186,989       $ 113,994   $          - $     4,960   $          -   $ 400,175


         ASSET QUALITY

         The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):



                                                                                    AT DECEMBER 31,

                                                         -----------------------------------------------------------------------
                                                             1999          1998          1997          1996           1995
                                                         -----------------------------------------------------------------------

Non-accruing loans:
   Originated by Manufacturers Bank                       $     3,670    $     4,789  $     9,879  $        454  $         173
   Acquired from Avondale Federal Savings Bank                  7,031              -            -             -              -
                                                         ---------------------------------------------------------------------
Total non-accruing loans                                       10,701          4,789        9,879           454            173
                                                         ---------------------------------------------------------------------
Loans 90 days or more past due, still accruing interest:
   Originated by Manufacturers Bank                                 -             85            2           903            974
   Acquired from Avondale Federal Savings Bank                      -              -            -             -              -
                                                         ---------------------------------------------------------------------
Total  loans 90 days or more past due,  still  accruing             -             85            2           903            974
interes
                                                         ---------------------------------------------------------------------
Total non-performing loans                                     10,701          4,874        9,881         1,357          1,147
                                                         ---------------------------------------------------------------------
 Other real estate owned:
   Originated by Manufacturers Bank                               159            442        3,726             -            216
   Acquired from Avondale Federal Savings Bank                    194              -            -             -              -
                                                         ---------------------------------------------------------------------
Total other real estate owned                                     353            442        3,726             -            216
                                                         ---------------------------------------------------------------------
Total non-performing assets                                $   11,054    $     5,316   $   13,607   $     1,357   $      1,363
                                                         =====================================================================

Total non-performing loans to total loans                       1.18%          0.89%        1.87%         0.35%          0.34%
Allowance for loan losses to non-performing loans             113.98%        130.16%       80.17%       345.76%        360.42%
Total non-performing assets to total assets                     0.84%          0.61%        1.70%         0.23%          0.24%



         NON-PERFORMING LOANS. Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal; and (iii) loans whose terms have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, Management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. Those loans with respect to which Management does not expect to collect interest in the normal course of business are placed on a non-accrual status. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. If interest payments are received on non-accrual loans, such payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $876 thousand and $490 thousand for the years ended December 31, 1999 and 1998, respectively.

         Non-performing assets also consist of OREO, which represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement.

         At December 31, 1999, non-performing assets increased $5.7 million to $11.1 million from $5.3 million at December 31, 1998 due to a $5.9 million increase in non-performing loans. Non-performing loans increased due to a $7.0 million increase in non-accruing loans acquired from Avondale offset by a $1.1 million decrease in non-accruing loans originated by Manufacturers Bank at December 31, 1999 compared to December 31, 1998. Non-accruing loans originated by Manufacturers Bank decreased, as certain non-accruing loans were deemed uncollectible and charged-off. At December 31, 1999, other real estate owned decreased to $353 thousand from $442 thousand at December 31, 1998. Other real estate owned originated by Manufacturers Bank decreased $283 thousand due to Management's on-going efforts to sell these properties. Other real estate owned acquired from Avondale was $194 thousand.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

         The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):



                                                                                       YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                                1999          1998          1997           1996          1995
                                                            ----------------------------------------------------------------------

Balance at beginning of period                              $     6,344    $    7,922     $    4,692   $     4,134    $     2,646
Decreases resulting from sale of subsidiary                           -          (399)             -             -              -
Additions resulting from acquisitions                                 -             -          2,574             -          1,317
Additions resulting from merger                                   9,489             -              -             -              -
Provision for loan losses                                         1,260           750            971           572            240
Charge-offs:
   Originated by Manufacturers Bank:
        Commercial                                                  126           846            178             -             70
        Commercial loans collateralized by
        lease payments                                              377             -              -             -              -
        Commercial real estate                                      139             -              -             -              -
        Residential real estate                                     259         1,224             97             -              -
        Construction real estate                                    972             -              -             -              -
        Installment and other                                        25            20             68            29              4
                                                            ----------------------------------------------------------------------
   Total charge-offs originated by Manufacturers Bank             1,898         2,090            343            29             74
                                                            ----------------------------------------------------------------------
   Acquired from Avondale Federal Savings Bank:
        Commercial real estate                                        4             -              -             -              -
        Residential real estate                                       -             -              -             -              -
        Credit scored mortgage loans                              3,039             -              -             -              -
        Installment and other                                       557             -              -             -              -
                                                            ----------------------------------------------------------------------
   Total charge-offs acquired from Avondal
     Federal Savings Bank                                         3,600             -              -             -              -
                                                            ----------------------------------------------------------------------
Total charge-offs                                                 5,498         2,090            343            29             74
                                                            ----------------------------------------------------------------------
Recoveries:
   Originated by Manufacturers Bank:
        Commercial                                                    -            35              -            15              5
        Commercial loans collateralized by
        lease payments                                                -             -              -             -              -
        Commercial real estate                                       33             -              -             -              -
        Residential real estate                                       5            89              -             -              -
        Construction real estate                                      -             -             10             -              -
        Installment and other                                         7            37             18             -              -
                                                            ----------------------------------------------------------------------
   Total recoveries originated by Manufacturers Bank                 45           161             28            15              5
                                                            ----------------------------------------------------------------------
   Acquired from Avondale Federal Savings Bank:
        Residential real estate                                       2             -              -             -              -
        Credit scored mortgage loans                                549             -              -             -              -
        Installment and other                                         6             -              -             -              -
                                                            ----------------------------------------------------------------------
   Total recoveries acquired from Avondale
     Federal Savings Bank                                           557             -              -             -              -
                                                            ----------------------------------------------------------------------

Total recoveries                                                    602           161             28            15              5
                                                            ----------------------------------------------------------------------

Net charge-offs                                                   4,896         1,929            315            14             69
                                                            ----------------------------------------------------------------------

Balance at December 31,                                     $    12,197    $    6,344     $    7,922   $     4,692    $     4,134
                                                           =======================================================================

Total loans at December 31,                                 $   903,126    $   548,353    $  527,321   $   388,302    $    339,326

Ratio of allowance to total loans                                 1.35%         1.16%          1.50%         1.21%          1.22%



         For the year ended December 31, 1999 and 1998, there were net charge-offs of $4.9 million and $1.9 million, respectively. For the year ended December 31, 1999, net charge-offs on loans originated by Manufacturers Bank decreased $237 thousand compared to the same period for 1998. Net charge-offs on loans acquired from Avondale were $3.0 million for the year ended December 31, 1999. At the merger date, Avondale's allowance for loan losses was $9.5 million. Management reviewed Avondale's calculation, based on credit scoring models and other criteria, and concluded that the allowance for loan losses related to loans acquired through the merger was adequate. To date, losses associated with the loan portfolio acquired from Avondale are consistent with losses indicated by the credit scoring models and other criteria at the merger date.

     The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses. The allowance is available for all loan losses.



                                                                        AT DECEMBER 31,
                                                                       ----------------
                                           1999             1998              1997              1996             1995
                                           ----             ----              ----              ----             ----
                                       AMOUNT PERCENT  AMOUNT   PERCENT   AMOUNT PERCENT  AMOUNT  PERCENT   AMOUNT PERCENT
                                       ------ ------- -------   -------   ------ -------  ------  -------   ------ -------
                                                                        (DOLLARS IN THOUSANDS)

Commercial                           $1,141  17.14%   $1,018    22.27%    $1,430  21.24%  $1,030   24.22%  $  537  20.71%
Commercial loans  collateralized by
  assignment of lease                   746  20.69       281    16.28        215  16.25      285   29.35      271  31.89
payments
Real estate                           6,806  54.35     1,968    51.28      2,695  48.75      554   40.89      193  43.62
Real estate construction                395   6.47        --     3.84         --   7.03       --    1.82       --   2.03
Installment                             503   1.35       278     6.33         73   6.73       55    3.72       38   1.75
Unallocated                           2,606            2,799               3,509     --    2,768      --    3,095     --
                                    ------- -------   ------   ------     ------ ------   ------  ------   ------  -----
  Total                             $12,197 100.00%   $6,344   100.00%    $7,922 100.00%  $4,692  100.00%  $4,134  100.00%
                                    ======= =======   ======   ======     ====== ======   ======  ======   ======  ======



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

         CORE DEPOSIT INTANGIBLES AND GOODWILL

         In acquiring its subsidiary banks, the Company recorded a portion of the purchase price as core deposit intangibles, which represented value assigned to the existing deposit base for which the annual interest and servicing costs are below market rates. In addition, the excess cost over fair value of net assets acquired is recorded as goodwill.

         The following table sets forth for each acquisition the core deposit intangible and goodwill amortization expense for the last five years and the expected expense for 2000 to 2004 (in thousands):



                                                                     PLANNED AMORTIZATION
                                                                   YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                    2004         2003        2002         2001        2000
                                                 -------------------------------------------------------------

Manufacturers National Corporation (1992)          $      70   $      70   $      70     $      70  $      70
Peterson Bank (1995)                                     313         368         531           730        770
U.S. Bancorp, Inc. (1997)                                605         711         724           827      1,042
Avondale Financial Corp. (1999)                           55          55          55            55         55
                                                 -------------------------------------------------------------
        Total intangible amortization expense        $ 1,043     $ 1,204     $ 1,380       $ 1,682    $ 1,937
                                                 =============================================================




                                                                     ACTUAL AMORTIZATION
                                                                   YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                    1999        1998         1997        1996         1995
                                                 -------------------------------------------------------------

Coal City National Bank (1984)                   $        -   $        -  $        9   $        9  $        9
Manufacturers National Corporation (1992)               124          267         382          497         562
Peterson Bank (1995)                                  1,259        1,026       1,196        1,515       1,596
U.S. Bancorp, Inc. (1997)                             1,089        1,961       1,734            -           -
Avondale Financial Corp. (1999)                           -            -           -            -           -
                                                 -------------------------------------------------------------
        Total intangible amortization expense       $ 2,472      $ 3,254     $ 3,321      $ 2,021     $ 2,167
                                                 =============================================================


         INTEREST ONLY SECURITIES

         In 1996, 1997 and 1998, Avondale securitized and sold certain home equity lines of credit to investors with limited recourse, retaining the servicing rights to the underlying loans. Avondale receives annual servicing fees and rights to future cash flows (interest only securities) arising after the investors in the securitization trusts received the return for which they contracted. In addition, Avondale retained a participation interest in the investor trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the merger the Company acquired servicing rights related to these loans, the retained participation interest in the investor trusts and the interest only securities. The annual servicing fees received by the Company approximate 0.75% of the outstanding loan balance and approximate the Company's cost to service the loans. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the investor trusts are generally restricted until investors have been fully paid and is subordinate to investor's interest. The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.

         At December 31, 1999, interest only securities acquired were $13.8 million. The value of these interest only securities is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only securities, as these securities are accounted for as securities available for sale. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

         The following table shows the results of the Company's assumptions used to estimate the fair value at December 31, 1999 (dollars in thousands):


                                                                   INTEREST ONLY SECURITY POOLS
                                             -------------------------------------------------------------------------
                                                   96-1              97-1               97-2              98-1
                                             -------------------------------------------------------------------------
                                              Adjustable (1)    Adjustable (1)     Adjustable (1)    Adjustable (1)
                                             -------------------------------------------------------------------------

Estimated fair value                               $    2,636         $    2,578        $    4,059         $    4,548
Prepayment speed                                       35.00%             37.00%            35.00%             32.00%
Weighted-average life (in years) (2)                     2.03               1.98              2.12               2.47
Expected credit losses (3)                              5.08%              6.08%             6.30%              7.26%
Residual cash flows discounted at                      12.00%             12.00%            12.00%             12.00%
Loans outstanding at December 31, 1999              $  23,068          $  28,272         $  39,631          $  68,451


         (1) Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

         (2) The weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the initial principal balance. This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

         (3) Assumed remaining credit losses over the life remaining on the loans outstanding at December 31, 1999 are $1.2 million, $1.7 million, $2.5 million and $5.0 million for 96-1, 97-1, 97-2 and 98-1, respectively. The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

         The following presents the sensitivity of current fair values of residual cash flows to immediate 10% and 20% adverse and favorable changes in assumptions used in measuring the Company's retained interest in the investor trusts (dollars in thousands):


                                                                                 INTEREST ONLY SECURITY POOLS
                                                     -----------------------------------------------------------------------------
                                                          96-1             97-1            97-2           98-1           TOTAL
                                                     -----------------------------------------------------------------------------

Estimated fair value                                    $     2,636     $     2,578     $     4,059     $    4,548    $    13,821

Prepayment speed assumption (annual rate)                    35.00%          37.00%          35.00%         32.00%              -
       Impact on fair value of 10% adverse change       $      (123)    $      (166)    $      (272)    $     (581)   $    (1,142)
       Impact on fair value of 20% adverse change              (237)           (319)           (524)        (1,112)        (2,192)
       Impact on fair value of 10% favorable change             132             180             295            636          1,243
       Impact on fair value of 20% favorable change             274             375             613          1,332          2,594

Expected credit losses (annual rate)                          5.08%           6.08%           6.30%          7.26%              -
       Impact on fair value of 10% adverse change       $       (81)    $      (116)    $      (202)    $     (394)   $      (793)
       Impact on fair value of 20% adverse change              (161)           (232)           (404)          (788)        (1,585)
       Impact on fair value of 10% favorable change              81             116             203            394            794
       Impact on fair value of 20% favorable change             162             232             407            788          1,589

Residual cash flows discount rate (annual)                   12.00%          12.00%          12.00%         12.00%              -
       Impact on fair value of 10% adverse change       $      (134)    $      (141)    $      (194)    $     (149)   $      (618)
       Impact on fair value of 20% adverse change              (262)           (275)           (378)          (289)        (1,204)
       Impact on fair value of 10% favorable change             142             150             206            158            656
       Impact on fair value of 20% favorable change             292             308             423            326          1,349


         These sensitivities are hypothetical and should be used with caution. As the figures indicate, any change in fair value based on a 10% or 20% variation in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value is not linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Specifically, increased or accelerated credit losses may increase prepayment speeds.

         SOURCES OF FUNDS

         GENERAL. Deposits, short-term and long-term borrowings, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of the Company's funds for lending, investing, leasing and other general purposes. Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions and competition.

         DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. Manufacturers Bank's core deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, money market accounts and non-public certificates of deposit. These deposits, along with public fund deposits and short-term and long-term borrowings are used to support the Company's asset base. The Company's deposits are obtained predominantly from the geographic trade areas surrounding each of the Company's office locations. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.

         The Company also has deposits of $32.8 million from a single public entity located in Illinois. These deposits have been with the Company for more than 14 years and while the Company does not consider these deposits to be core deposits, it does believe that they are stable. Management of the Company is careful to consider the impact of the possible withdrawal of these deposits on the Company's liquidity and overall funding needs.

         The following table sets forth the maturities of certificates of deposits and other time deposits at December 31,1999 and December 31, 1998 (in thousands):


                                                       AT                    AT
                                              DECEMBER 31, 1999     DECEMBER 31, 1998
                                           ------------------------------------------

Maturing within three months                     $      246,334        $      152,279
After three but within six months                       111,866                67,455
After six but within twelve months                       78,039                43,556
After twelve months                                      37,639                29,012
                                                 --------------        --------------
                                                 $      473,878        $      292,302
                                                 ==============        ==============


         BORROWINGS. The Company has access to a variety of borrowing sources and uses short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, Federal Home Loan advances and correspondent bank lines of credit. From time to time, the company enters into short-term low-risk arbitrage transactions pursuant to which it purchases U.S. Treasury securities as well as mortgage backed securities, and a few days later permanently funds the purchase by entering into a reverse repurchase agreement with a securities dealer. These transactions have the effect of inflating short-term borrowings. The Company also offers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements. As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased. Short-term borrowings increased from $130.5 million at December 31, 1998, to $244.6 million at December 31, 1999. This increase included $125.0 million of Federal Home Loan Bank advances, of which $100.0 million were acquired through the merger, $56.0 million of Federal funds purchased and a $5.0 million correspondent bank line of credit. Offsetting these increases was a $69.3 million decrease in U.S. Treasury securities sold under agreements to repurchase.

         The following table sets forth certain information regarding the short-term borrowings of the Company for the periods indicated (dollars in thousands):


                                                                                             AT DECEMBER 31,

                                                                      ------------------------------------------------------------
                                                                           1999            1998            1997           1996
                                                                      -------------------------------------------------------------

Federal funds purchased:
       Average balance outstanding                                       $     5,968      $     2,286     $    5,650     $    4,280
       Maximum outstanding at any month-end during the period                 56,000           13,400          1,600         20,200
       Balance outstanding at end of period                                   56,000                -              -              -
       Weighted average interest rate during the period                        5.78%            5.77%          8.81%          8.32%
       Weighted average interest rate at end of the period                     5.79%                -              -              -
Securities sold under agreements to repurchase:
       Average balance outstanding                                       $    68,270      $    91,180     $   11,929     $    3,680
       Maximum outstanding at any month-end during the period                131,244          179,023         53,681         14,477
       Balance outstanding at end of period                                   55,681          127,288         12,385          2,194
       Weighted average interest rate during the period                        4.57%            5.09%          6.15%          5.68%
       Weighted average interest rate at end of the period                     5.31%            4.64%          4.90%          4.32%
U.S. Treasury demand notes:
       Average balance outstanding                                       $     2,272      $     3,056     $    2,487     $    2,052
       Maximum outstanding at any month-end during the period                  6,103            6,150          6,863          7,167
       Balance outstanding at end of period                                    2,888            3,233          5,628          7,167
       Weighted average interest rate during the period                        4.58%            5.04%          4.87%          5.07%
       Weighted average interest rate at end of the period                     4.55%            4.77%          5.33%          4.78%
Federal Home Loan Bank advances:
       Average balance outstanding                                       $    31,123      $         -     $        -     $        -
       Maximum outstanding at any month-end during the period                125,000                -              -              -
       Balance outstanding at end of period                                  125,000                -              -              -
       Weighted average interest rate during the period                         5.54                -              -              -
       Weighted average interest rate at end of the period                      5.82                -              -              -
Correspondent bank lines of credit:
       Average balance outstanding                                             1,742                -              -              -
       Maximum outstanding at any month-end during the period                  5,000                -              -              -
       Balance outstanding at end of period                                    5,000                -              -              -
       Weighted average interest rate during the period                        6.47%                -              -              -
       Weighted average interest rate at end of the period                     7.43%                -              -              -
Other short-term borrowings:
       Average balance outstanding                                       $         -      $     3,869     $        -     $        -
       Maximum outstanding at any month-end during the period                      -            5,937              -              -
       Balance outstanding at end of period                                        -                -              -              -
       Weighted average interest rate during the period                            -            4.99%              -              -
       Weighted average interest rate at end of the period                         -                -              -              -
Total short-term borrowings
       Average balance outstanding                                       $   109,375      $   100,391     $   20,066     $   10,012
       Maximum outstanding at any month-end during the period                323,347          204,510         62,144         41,844
       Balance outstanding at end of period                                  244,569          130,521         18,013          9,361
       Weighted average interest rate during the period                        4.87%            5.10%          6.74%          6.68%
       Weighted average interest rate at end of the period                     5.70%            4.65%          4.95%          4.54%



         Long-term borrowings include notes payable to other banks to support a portfolio of equipment that the Company owns and leases to other companies as well as general debt incurred to fund recent corporate acquisitions. Long-term borrowings decreased to $32.7 million at December 31, 1999 from $37.0 million at December 31, 1998. This decrease was due to converting correspondent bank debt, arising from a line of credit, from long-term to short-term classification in 1999 compared to 1998. Offsetting this decrease was an $803 thousand increase in Federal Home Loan Bank advances acquired through the merger.

         LIQUIDITY

         BANK LIQUIDITY. Manufacturers Bank's primary sources of funds are retail and commercial deposits, short-term and long-term borrowings, and funds generated from operations. Funds from operations include principal and interest payments received on loans and securities and proceeds from the sale of securities and loans. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.

         Manufacturers Bank has no required regulatory liquidity ratios to maintain; however, it adheres to a Liquidity Policy, approved by its Board of Directors, which sets certain guidelines for liquidity purposes. This policy requires that Manufacturers Bank maintain the following liquidity ratios:

          1. Liquidity ratio (defined as cash, short-term investments, marketable securities and investment grade scheduled lease loan payments due in one year or less divided by deposits plus short-term liabilities) greater than 20%.

          2. Loans to deposit ratio minus public funds ratio less than 100%.

          3. Loans minus investment grade leases to deposits minus public funds less than 95%.

         At December 31, 1999, Manufacturers Bank was in substantial compliance with the foregoing policy. Generally, when Manufacturers Bank's loan to deposit ratios become higher than policy guidelines, Manufacturers Bank sells Lease Loans to reduce the volume of total loans and to provide a source of funds. In 1999, Manufacturers Bank sold approximately $8.0 million of Lease Loans to remain in compliance with the Liquidity Policy. Liquidity management is monitored by the Asset/Liability Committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.

         At December 31, 1999, Manufacturers Bank had outstanding origination loan commitments and unused commercial and retail lines of credit of $243.0 million. Manufacturers Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $436.2 million at December 31, 1999. Manufacturers Bank expects a substantial majority of these certificates of deposit to remain with Manufacturers Bank.

         In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and Management believes that Manufacturers Bank could again borrow, more than $75.0 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank
(FHLB) and has the ability to borrow from the FHLB.

         CORPORATION LIQUIDITY. The Company's main sources of liquidity at the holding company level are dividends from Manufacturers Bank passed on to the Company through Manufacturers National Corporation and a line of credit maintained with a large regional correspondent bank in the amount of $15.0 million. As of December 31, 1999, the Company had $10.0 million undrawn and available under its line of credit.

         Manufacturers Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect Manufacturers Bank's ability to pay dividends to MB Financial Inc. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Additionally, Bank policy requires that dividends cannot be declared in an amount that would cause Manufacturers Bank's capital to fall below the minimum amount required for Manufacturers Bank to be considered "well capitalized" for regulatory purposes. At December 31, 1999, Manufacturers Bank could pay $24.5 million of dividends and comply with such minimum regulatory capital requirements.

         CAPITAL RESOURCES

         Manufacturers Bank is subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on Manufacturers Bank's financial statements. As of December 31, 1999, the most recent notification from the federal banking regulators categorized Manufacturers Bank as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that Management believes have changed Manufacturers Bank's capital classification. The Company, on a consolidated basis, must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, and a minimum ratio of total capital to risk-weighted assets of 8.00%.

         The Company and Manufacturers Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 1999. The required and actual amounts and ratios for the Company and Manufacturers Bank as of December 31, 1999 are presented below (dollars in thousands):


                                                                                                        TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                             FOR CAPITAL            PROMPT CORRECTIVE
                                                     ACTUAL               ADEQUACY PURPOSES         ACTION PROVISIONS
                                            ------------------------------------------------------------------------------
                                               AMOUNT        RATIO       AMOUNT        RATIO        AMOUNT        RATIO
                                            ------------------------------------------------------------------------------

As of December 31, 1999
Total capital (to risk-weighted assets):
       MB Financial, Inc.                     $   105,291     10.01%     $   84,134       8.00%            N/A        N/A
       Manufacturers Bank                         108,506     10.34%         83,978       8.00%   $    104,972     10.00%
Tier 1 capital (to risk-weighted assets):
       MB Financial, Inc.                          93,094      8.85%         42,067       4.00%            N/A        N/A
       Manufacturers Bank                          96,309      9.17%         41,989       4.00%         62,983      6.00%
Tier 1 capital (to average assets):
       MB Financial, Inc.                          93,094      7.47%         49,841       4.00%            N/A        N/A
       Manufacturers Bank                          96,309      7.74%         49,797       4.00%         62,246      5.00%

As of December 31, 1998
Total capital (to risk-weighted assets):
       MB Financial, Inc.                          61,382     10.00%         49,084       8.00%            N/A        N/A
       Manufacturers Bank                          62,917     10.26%         49,078       8.00%         61,347     10.00%
Tier 1 capital (to risk-weighted assets):
       MB Financial, Inc.                          45,293      7.38%         24,547       4.00%            N/A        N/A
       Manufacturers Bank                          56,574      9.22%         24,539       4.00%         36,808      6.00%
Tier 1 capital (to average assets):
       MB Financial, Inc.                          45,293      5.25%         34,509       4.00%            N/A        N/A
       Manufacturers Bank                          56,574      6.57%         34,454       4.00%         43,068      5.00%



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

         The following table sets forth the Company's cash earnings, which is defined by management as net income excluding amortization of core deposit intangibles and goodwill and the related deferred income tax effect (dollars in thousands except earnings per share data):


                                                                 YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                          1999             1998             1997
                                                    ---------------------------------------------------

Net Income                                            $       9,954       $    6,255      $     3,449
Goodwill amortization                                           815              952              801
Core deposit intangibles amortization (net of tax)            1,077            1,519            1,663
                                                    --------------------------------------------------
Cash earnings                                                11,846            8,726            5,913
Preferred dividends                                               -           (1,085)            (276)
                                                    --------------------------------------------------
Cash earnings to common stockholders                  $      11,846       $    7,641      $     5,637
                                                    ==================================================
Average tangible assets                               $   1,175,002       $  822,294      $   671,111
Average tangible equity                               $      57,939       $   37,842      $    22,477

Cash earnings per share: (1) (3)
   Basic                                              $        1.80       $     1.87      $      1.36
   Diluted                                            $        1.80       $     1.86      $      1.36

Performance ratios: (2) (3)
   Cash return on average tangible assets                     1.01%            0.93%            0.84%
   Cash return on average tangible equity                    20.45%           20.19%           25.08%



         (1) Basic earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period, including additional shares that would have been outstanding if dilutive potential shares had been issued.

         (2) The ratios for the year ended December 31, 1998 include the $4.1 million pre-tax gain on sale of Coal City National Bank. Basic and diluted cash earnings per share, excluding the gain on sale of Coal City National Bank, would have been $1.21.

         (3) Cash return on average tangible assets and equity, excluding the gain on sale of Coal City National Bank, would have been 0.61% and 13.06%, respectively.

         STATEMENT OF CASH FLOWS

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $22.8 million, $12.7 million and $13.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash provided by (used in) investing activities was $31.6 million, ($144.1) million and ($37.9) million for the years ended December 31, 1999, 1998 and 1997. The increase in net cash provided by investing activities for the year ended December 31, 1999 compared to the same period for 1998 was attributable to net proceeds from federal funds sold as well as decreases in loans, net of principal collections, purchase of securities available for sale, purchases of premises and equipment and lease equipment and cash acquired through the merger. Net cash (used in) provided by financing activities was ($48.6) million for the year ended December 31, 1999 and $118.8 million for the same period for 1998 and $29.6 million for the year ended December 31, 1997. The decrease in net cash used in financing activities for the year ended December 31, 1999 compared to the same period for 1998 was attributable to principal paid on long-term borrowings and a net decrease in interest bearing deposits. The increase in cash provided by financing activities for the year ended December 31, 1998 compared to the same period in 1997 was attributable to an increase in short term borrowings.

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

         We have tested our products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, to date we have not experienced any year 2000 problems and our customers or vendors have not informed us of any material year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. The costs already incurred by us to date related to year 2000 compliance are not material, and we do not anticipate incurring additional material costs related to year 2000 compliance.

         FORWARD LOOKING STATEMENTS

         Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

         -        Federal and state legislative and regulatory developments;
         - Changes in management's estimate of the adequacy of the allowance for loan losses;
         - Changes in management's valuation of the interest only securities;
         - Changes in the level and direction of loan delinquencies and write-offs;
         - Interest rate movements and their impact on customer behavior and the
                  Company's net interest margin;
         - The impact of repricing and competitors' pricing initiatives on loan and deposit products;
         - The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;
         - The Company's ability to access cost effective funding; and o Changes in financial markets and general economic conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ASSET LIABILITY MANAGEMENT

         The Company's net interest income is subject to "interest rate risk" to the extent that it can vary based on changes in the general level of interest rates. It is the Company's policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy employed by the Company to manage its interest rate risk is to measure its risk using an asset/liability simulation model and adjust the maturity of securities in its investment portfolio to manage that risk. Also, to limit risk, the Company generally does not make fixed rate loans or accept fixed rate deposits with terms of more than five years.

         Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

         The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 1999, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 1999 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment security prepayments are not considered significant; therefore, contractual maturities or repricing are not adjusted for possible prepayments. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice as follows: 25% in the first three months, 25% in the next nine months, and 50% after one year (dollars in thousands):



                                                                              TIME TO MATURITY OR REPRICING

                                           -----------------------------------------------------------------------------------------
                                                0 - 90            91 - 365           1 - 5             OVER 5
                                                 DAYS               DAYS             YEARS             YEARS             TOTAL
                                           ----------------------------------------------------------------------------------------

INTEREST EARNING ASSETS:
Net loans (1)                               $       411,029    $      102,726    $      301,241    $       77,430   $      892,426
Investment securities                                     -            17,432            78,635           175,246          271,313
                                            ---------------------------------------------------------------------------------------
        Total interest earning assets       $       411,029    $      120,158    $      379,876    $      252,676   $    1,163,739
                                            =======================================================================================

INTEREST BEARING LIABILITIES:
NOW and money market deposit accounts       $        41,754    $       41,754    $       83,504    $            -          167,012
Savings deposits                                     37,531            37,531            75,064                 -          150,126
Time deposits                                       246,334           189,905            37,639                 -          473,878
Short-term borrowings                               244,569                 -                 -                 -          244,569
Long-term borrowings                                      -             4,431             3,267            25,000           32,698
                                            ---------------------------------------------------------------------------------------
        Total interest bearing
        liabilities                         $       570,188    $      273,621    $      199,474    $       25,000   $    1,068,283
                                            =======================================================================================

Rate sensitive assets (RSA)                 $       411,029    $      531,187    $      911,063    $    1,163,739   $    1,163,739
Rate sensitive liabilities (RSL)                    570,188           843,809         1,043,283         1,068,283        1,068,283
Cumulative GAP                                     (159,159)         (312,622)         (132,220)           95,456           95,456
(GAP=RSA-RSL)
RSA/Total assets                                     31.39%            40.57%            69.58%            88.87%           88.87%
RSL/Total assets                                     43.54%            64.44%            79.67%            81.58%           81.58%
GAP/Total assets                                    (12.15%)          (23.87%)          (10.10%)            7.29%            7.29%
GAP/RSA                                             (38.72%)          (58.85%)          (14.51%)            8.20%            8.20%




         (1)      Less non-accrual loans totaling $10.7 million.

                  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, the Company does not rely solely on a gap analysis to manage its interest rate risk, but rather it uses what it believes to be the more reliable simulation model relating to changes in net interest income presented earlier.

         Based on simulation modeling as of December 31, 1999, the Company's net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):



                                            CHANGE IN
                                       NET INTEREST INCOME
                                      OVER ONE-YEAR HORIZON
        CHANGES IN                   AS OF DECEMBER 31, 1999
                                     -----------------------
         LEVEL OF                  DOLLAR               PERCENTAGE
                                  -------               ----------
      INTEREST RATES              CHANGE                 CHANGE
      --------------             -------                --------
         +2.00%                   $ (2,190)               (4.57)
         +1.00                      (1,131)               (2.36)
         (1.00)                      1,047                 2.18
         (2.00)                      2,131                 4.44



     Simulations used by the Company assume the following:

     1.   Changes in interest rates are immediate.

     2. With the exception of NOW, money market and savings accounts, all interest rates change by the same amount at the same time.

     3. NOW, money market and savings accounts rates change by 0.25% for every 1.00% change in interest rates and by 0.50% for every 2.00% change in interest rates. Management believes, and experience has shown, that these deposit accounts take longer to change rates when economic conditions change and do not change rates as much as other general interest rates, such as prime or federal funds. It is Manufacturers Bank's policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 7.50% of Manufacturers Bank's annual net interest income as forecasted by the simulation model. As demonstrated by the table above, Manufacturers Bank's interest rate risk exposure was within this policy at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               MB FINANCIAL, INC.

                     1999 CONSOLIDATED FINANCIAL STATEMENTS

                       MB FINANCIAL, INC. AND SUBSIDIARIES

                            1999 FINANCIAL STATEMENTS

                                      INDEX



INDEPENDENT AUDITOR'S REPORT ...................................................            43

STATEMENT OF MANAGEMENT RESPONSIBILITY .........................................            44

FINANCIAL STATEMENTS
   Consolidated balance sheets .................................................            45

   Consolidated statements of income ...........................................            46

   Consolidated statements of changes in stockholders' equity ..................            47

   Consolidated statements of cash flows .......................................            48

   Notes to consolidated financial statements ..................................            51



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
MB Financial, Inc. and Subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.

Mokena, Illinois
March 20, 2000

MB FINANCIAL
[GRAPHIC OMITTED]

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

         MB Financial, Inc.'s management is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management also prepared other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

         The consolidate financial statements have been audited by an independent accounting firm, McGladrey & Pullen, LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that representations made to the independent auditors during their audit were valid and appropriate.

         Management maintains a system of internal controls over the preparation of its published financial statements, which is intended to provide reasonable assurance to the Company's Board of Directors and officers regarding preparation of financial statements presented fairly in conformity with generally accepted accounting principles.

         Management has long recognized its responsibility for conducting the Company's affairs in a manner, which is responsive to the interest of employees, stockholders, investors and society in general. This responsibility is included in the statement of policy on ethical standards which provides that the Company will fully comply with laws, rules and regulations of every community in which it operates and adhere to the highest ethical standards. Officers, employees and agents of the Company are expected and directed to manage the business of the Company with complete honesty, candor and integrity.

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

         MB Financial, Inc.'s management periodically assesses the internal controls for inadequacy. Based upon these assessments, MB Financial, Inc.'s management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of December 31, 1999 functioned effectively during the year ended December 31, 1999.

/s/Mitchell Feiger                              /s/Howard A. Jaffe

         Mitchell Feiger                               Howard A. Jaffe
         PRESIDENT AND                                 VICE PRESIDENT AND
         CHIEF EXECUTIVE OFFICER                       CHIEF FINANCIAL OFFICER

MB FINANCIAL, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS)



                                                                 1999            1998
------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                        $    29,420    $   23,669
Other interest bearing deposits                                      1,487             -
Federal funds sold                                                                20,350
Investment securities:
  Securities available for sale                                    271,313       212,020
  Securities held to maturity
 (fair value of $11,529 at December 31, 1998)                            -        11,142
 Stock in Federal Home Loan Bank                                     6,290         2,614
Loans                                                              903,126       548,353
   Less:  allowance for loan losses                                 12,197         6,344
                                                                 -------------------------
      Net loans                                                    890,929       542,009
Lease investments, net                                              38,034        21,931
Premises and equipment, net                                         15,304        11,483
Other assets                                                        26,563         8,380
Interest only securities                                            13,821             -
Intangibles, net                                                    16,265        18,293
                                                             -----------------------------
          TOTAL ASSETS                                         $ 1,309,426    $  871,891
                                                             =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits:
    Noninterest bearing                                        $   145,059    $  128,218
    Interest bearing                                               791,016       517,443
                                                             -----------------------------
          TOTAL DEPOSITS                                           936,075
  Short-term borrowings                                            244,569       130,521
  Long-term borrowings                                              32,698        37,034
  Other liabilities                                                 16,706        11,815
                                                             -----------------------------
          TOTAL LIABILITIES                                      1,230,048       825,031
                                                             -----------------------------

Stockholders' Equity

   Common stock (December 31, 1999 $.01 par value;
   authorized 20,000,000 shares;
   issued 7,064,515 shares; December 31, 1998
   no par value; $10 stated value;
   authorized 200,000 shares; issued 48,957 shares)                     71          490
  Additional paid-in capital                                        50,656       23,794
  Retained earnings                                                 32,186       22,232
  Accumulated comprehensive income (loss)                           (3,535)         344
                                                             -----------------------------
          TOTAL STOCKHOLDERS' EQUITY                                79,378       49,860
                                                             -----------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,309,426   $  871,891
                                                             =============================



See Notes to the Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)



                                                                                           1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------------

Interest income:
  Loans                                                                               $    63,887     $   44,929     $   41,313
  Investment securities:
    Taxable                                                                                17,228         11,787          8,527
    Nontaxable                                                                                320            305            433
  Federal funds sold                                                                          796            611          1,413
  Other interest bearing deposits                                                              60              -              -
                                                                                    ---------------------------------------------
          TOTAL INTEREST INCOME                                                            82,291         57,632         51,686
                                                                                    ---------------------------------------------

Interest expense:
  Deposits                                                                                 31,059         22,319         21,617
  Short-term borrowings                                                                     5,381          5,118          1,353
  Long-term borrowings                                                                      5,327          2,389          2,202
                                                                                    ---------------------------------------------
          TOTAL INTEREST EXPENSE                                                           41,767         29,826         25,172
                                                                                    ---------------------------------------------
          NET INTEREST INCOME                                                              40,524         27,806         26,514

Provision for loan losses                                                                   1,260            750            971
                                                                                    ---------------------------------------------

          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              39,264         27,056         25,543
                                                                                    ---------------------------------------------

Other income:
  Loan service fees                                                                         3,532            374            521
  Deposit service fees                                                                      3,304          3,174          2,564
  Lease financing, net                                                                        724          1,418          1,172
  Net gains on sale of securities available for sale                                            1            167            138
  Gain on sale of Coal City National Bank                                                       -          4,099              -
  Other operating income                                                                    1,501            708            540
                                                                                    ---------------------------------------------
                                                                                            9,062          9,940          4,935
                                                                                    ---------------------------------------------
Other expenses:
  Salaries and employee benefits                                                           17,214         12,954         11,556
  Occupancy and equipment expense                                                           6,085          4,402          3,500
  Intangibles amortization expense                                                          2,472          3,254          3,321
  Other operating expenses                                                                  7,789          6,427          5,818
                                                                                    ---------------------------------------------
                                                                                           33,560         27,037         24,195
                                                                                    ---------------------------------------------

          INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                 14,766          9,959          6,283

Income taxes                                                                                4,812          3,605          2,402
                                                                                    ---------------------------------------------

          INCOME BEFORE MINORITY INTEREST                                                   9,954          6,354          3,881

Minority interest                                                                               -            (99)          (432)
                                                                                    ---------------------------------------------
          NET INCOME                                                                        9,954          6,255          3,449

Preferred stock dividend                                                                        -          1,085            276
                                                                                    ---------------------------------------------

          NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                 $     9,954     $    5,170     $    3,173
                                                                                    =============================================
  Basic earnings per common share                                                     $      1.51     $     1.26     $     0.76
                                                                                    =============================================

  Diluted earnings per common share                                                   $      1.51     $     1.25     $     0.76
                                                                                    =============================================

  Weighted average common shares outstanding                                            6,586,596       4,093,254      4,151,036
                                                                                    =============================================

  Weighted average common shares outstanding including dilutive shares                  6,598,058       4,130,996      4,151,036
                                                                                    =============================================



See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
 (AMOUNTS IN THOUSANDS EXCEPT COMMON AND PREFERRED SHARE DATA)



                                                                                 ADDITIONAL              ACCUMULATED
                                                       PREFERRED       COMMON      PAID-IN    RETAINED  COMPREHENSIVE
                                                         STOCK         STOCK       CAPITAL    EARNINGS  INCOME (LOSS)       TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                             $      -      $   498     $ 24,524    $ 13,789     $       315    $  39,126
                                                                                                                       -------------
  Issuance of 140 shares of common stock                      -            1          114           -               -          115
                                                                                                                       -------------
  Issuance of 68 shares of preferred stock               10,200            -            -           -               -       10,200
                                                                                                                       -------------
  Purchase and retirement of 232 shares of common             -           (2)        (192)          -               -        (194)
    stock
                                                                                                                       -------------
  Minority interest effect of premium
    received over book value for
    interest in Peterson Bank                                 -            -            -         100               -          100
                                                                                                                       -------------
  Dividends paid on preferred stock                           -            -            -        (276)              -        (276)
                                                                                                                       -------------
  Comprehensive income:
    Net income                                                -            -            -       3,449               -        3,449
    Other comprehensive income:
      Unrealized securities gains arising during
         the year, net of tax of $50                          -            -            -           -              97           97
      Reclassification adjustments for gains on
      sale of
         investments included in net income,
         net of tax of $47                                    -            -            -           -             (91)         (91)
                                                                                                                       -------------

    Comprehensive income                                                                                                     3,455
                                                     -------------------------------------------------------------------------------

Balance, December 31, 1997                               10,200          497       24,446      17,062             321       52,526
                                                                                                                       -------------

  Purchase and retirement of 68 shares of preferred     (10,200)           -            -           -               -      (10,200)
    stock
                                                                                                                       -------------
  Purchase and retirement of 750 shares of common             -           (7)        (652)          -               -         (659)
    stock
                                                                                                                       -------------
  Dividends paid on preferred stock                           -            -            -      (1,085)              -       (1,085)
                                                                                                                       -------------
  Comprehensive income:
    Net income                                                -            -            -       6,255               -        6,255
    Other comprehensive income:
    Unrealized securities gains arising during
      the year, net of tax of $77                             -            -            -           -             133          133
    Reclassification adjustments for gains on sale of
      investments included in net income, net of              -            -            -           -            (110)        (110)
      tax of $57
                                                                                                                       -------------
  Comprehensive income                                                                                                       6,278
                                                     -------------------------------------------------------------------------------

Balance, December 31, 1998                                    -          490       23,794      22,232             344       46,860
                                                                                                                       -------------

  Purchase and retirement of 89 shares of common              -            -           (1)          -               -           (1)
  stock
                                                                                                                       -------------
  Merger with Avondale Financial Corp.                        -         (419)      26,863           -               -       26,444
                                                                                                                       -------------
  Comprehensive income:
    Net income                                                -            -            -       9,954               -        9,954
    Other comprehensive income (loss):
    Unrealized securities losses arising during
      the year, net of tax of $2,172                          -            -            -           -          (4,045)      (4,045)
    Unrealized interest only securities gains
      arising
      during the year, net of tax of $90                      -            -            -           -             167          167
    Reclassification adjustments for gains on sale of
      investments included in net income, net of              -            -            -           -              (1)          (1)
      tax

                                                                                                                       -------------

  Comprehensive income                                                                                                       6,075
                                                     -------------------------------------------------------------------------------
Balance, December 31, 1999                             $      -      $    71     $ 50,656    $ 32,186     $    (3,535)   $  79,378
                                                     ===============================================================================



See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS)



                                                                                          1999          1998           1997
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income                                                                          $     9,954    $    6,255    $     3,449
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation                                                                            10,742         8,916          7,142
   (Gain) loss on disposal of premises and equipment and leased equipment                       9          (356)           166
   (Gain) on sale of Coal City National Bank                                                    -        (4,099)             -
   Amortization of intangibles                                                              2,472         3,254          3,320
   Provision for loan losses                                                                1,260           750            971
   Provision (credit) for deferred income taxes                                             2,692           158         (1,085)
   Bond (accretion), net                                                                   (1,244)       (3,721)          (325)
   Securities (gains), net                                                                     (1)         (167)          (131)
   (Gain) on sale of loans                                                                      -          (139)             -
   Proceeds from sale of loans                                                                  -         8,855              -
   Loans originated for sale                                                                    -        (8,716)             -
   Minority interest in net income                                                              -            99            432
   Decrease in other assets                                                                 3,743         2,389          1,329
   Amortization of interest only securities                                                   445             -              -
   (Decrease) in other liabilities                                                         (5,873)         (801)        (2,116)
                                                                                    --------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                        24,178        12,677         13,152
                                                                                    --------------------------------------------

Cash Flows From Investing Activities
  Proceeds from sales of securities available for sale                                     30,040       255,006        110,772
  Proceeds from maturities and calls of securities available for sale                     178,058             -              -
  Proceeds from maturities and calls of securities held to maturity                         1,482         1,549          5,834
  Purchase of securities available for sale                                               (71,218)     (341,905)       (94,382)
  Purchase of securities held to maturity                                                       -        (7,553)          (395)
  Purchase of stock in Federal Home Loan Bank                                              (1,000)       (1,999)             -
  Proceeds from redemption of stock in Federal Home Loan Bank                               2,614             -              -
  Federal funds sold, net                                                                  65,850        (2,450)       (16,600)
  Other interest bearing deposits, net                                                        (15)            -              -
  Increase in loans, net of principal collections                                        (155,108)      (41,209)       (13,518)
  Purchases of premises and equipment and leased equipment                                (28,182)      (13,025)       (11,640)
  Proceeds from sales of premises and equipment and leased equipment                           79         3,628            737
  Principal collected on lease investments                                                    388           659           (264)
  Purchase of minority interests                                                                -        (2,328)        (2,649)
  Proceeds from sale of Coal City National Bank, net of cash retained
    by Coal City National Bank                                                                  -         5,481              -
  Purchase of U.S. Bancorp, Inc., net of cash acquired                                          -             -        (15,800)
  Cash acquired through merger with Avondale Financial Corp.                                7,224             -              -
                                                                                    --------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              30,212      (144,146)       (37,905)
                                                                                    --------------------------------------------

Cash Flows From Financing Activities
  Net increase in noninterest bearing deposits                                             16,841         3,153          5,981
  Net increase (decrease) in interest bearing deposits                                    (69,388)       10,500         (1,065)
  Net increase in short-term borrowings                                                   108,998       112,508          8,652
  Proceeds from long-term borrowings                                                        2,414        32,667         25,179
  Principal paid on long-term borrowings                                                 (107,503)      (28,048)        (8,802)
  Issuance of common stock                                                                      -             -            115
  Purchase and retirement of common stock                                                      (1)         (659)          (194)
  Purchase and retirement of preferred stock                                                    -       (10,200)             -
  Dividends paid on preferred stock                                                             -        (1,085)          (276)
                                                                                    --------------------------------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (48,639)      118,836         29,590
                                                                                    --------------------------------------------

          NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                          $     5,751    $  (12,633)   $     4,837

Cash and due from banks:
  Beginning                                                                                23,669        36,302         31,465
                                                                                    --------------------------------------------

  Ending                                                                              $    29,420    $    23,669   $    36,302
                                                                                    ============================================


                                                     (continued)

MB FINANCIAL, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS)


                                                                                              1999          1998         1997
---------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                                                           $   31,344    $  22,363    $   21,179
    Other interest paid                                                                       10,778        6,917         3,567
    Income taxes paid, net of refunds                                                          4,799        4,310         2,037

Supplemental Schedule of Noncash Investing Activities
  Merger with Avondale Financial Corp.
    Noncash assets acquired:
      Securities available for sale                                                       $  183,700
      Stock in Federal Home Loan Bank                                                          5,290
      Federal funds sold                                                                      45,500
      Other interest bearing deposits                                                          1,472
      Loans, net                                                                             203,355
      Premises and equipment                                                                   2,939
      Accrued interest and other assets                                                       20,358
      Intangibles, net                                                                           443
      Interest only securities                                                                14,009
                                                                                        --------------
                                                                                             477,066
                                                                                        --------------
    Liabilities assumed:
      Interest bearing deposits                                                              342,961
      Short-term borrowings                                                                    5,000
      Long-term borrowings                                                                   100,803
      Other liabilities                                                                        7,982
                                                                                        --------------
                                                                                             456,746
          NET NONCASH ASSETS ACQUIRED                                                         20,320
                                                                                        --------------
          CASH ACQUIRED                                                                   $    7,224
                                                                                        ==============

  Acquisition of U.S. Bancorp, Inc.
    Assets acquired:
      Securities available for sale                                                                                  $   52,261
      Securities held to maturity                                                                                         1,099
      Stock in Federal Home Loan Bank                                                                                       615
      Loans, net                                                                                                        124,248
      Premises and equipment                                                                                              5,020
      Accrued interest and other assets                                                                                   6,155
      Core deposit intangibles                                                                                            5,654
      Excess of cost over fair value of net assets acquired                                                               8,637
                                                                                                                   --------------
                                                                                                                        203,689
                                                                                                                   --------------
    Liabilities Assumed:
      Noninterest bearing deposits                                                                                       28,405
      Interest bearing deposits                                                                                         141,022
      Other liabilities                                                                                                   8,262
                                                                                                                   --------------
                                                                                                                        177,689
                                                                                                                   --------------
Net assets acquired                                                                                                      26,000
Issuance of preferred stock                                                                                             (10,200)
                                                                                                                   --------------

          NET CASH PAYMENT                                                                                           $   15,800
                                                                                                                   ==============




                                                     (continued)

MB FINANCIAL, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS)


                                                                                               1999         1998          1997
---------------------------------------------------------------------------------------------------------------------------------

Sale of Coal City National Bank
  Assets sold:
    Cash                                                                                                 $   2,319
    Securities available for sale                                                                           15,418
    Securities held to maturity                                                                                173
    Federal funds sold                                                                                      19,500
    Loans, net                                                                                              17,573
    Premises and equipment, net                                                                                696
    Other                                                                                                      317
                                                                                                      -------------
                                                                                                            55,996
                                                                                                      -------------

  Liabilities sold:
    Deposits                                                                                                52,052
    Other                                                                                                      243
                                                                                                      -------------
                                                                                                            52,295
                                                                                                      -------------
          NET ASSETS SOLD                                                                                $   3,701
                                                                                                      =============
          CASH RECEIVED                                                                                  $   7,800
                                                                                                      =============

Transfer of long-term Federal Home Loan Bank advances to short-term classification         $       50
                                                                                        ==============
Real estate acquired in settlement of losses                                               $      497    $     276    $    1,006
                                                                                        =========================================



See Notes to Consolidated Financial Statements.

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

MB Financial, Inc. (formerly Coal City Corporation) (the "Company") is a bank holding company providing financial and other banking services to customers primarily located in Chicago, Illinois including Chicago's north side, Chicago's south side and Chicago's southern suburbs.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and the following subsidiaries:

         Coal City National Bank -                        100% owned subsidiary,
                                                          sold January 28, 1998
         Manufacturers National Corporation -             100% owned subsidiary
                                                          of MB Financial, Inc.
         Avondale Financial Services, Inc. -              100% owned subsidiary
                                                           of Manufacturers Bank
         Manufacturers Community Development
           Corporation -                                  100% owned subsidiary
                                                          of Manufacturers Bank
         Manufacturers Funding Corporation                100% owned subsidiary
                                                          of Manufacturers Bank
         Manufacturers Bank -                             100% owned subsidiary
                                                          of Manufacturers
                                                          National Corporation
         Ashland Management Agency, Inc. -                100% owned subsidiary
                                                          of Manufacturers Bank
         MB 1200 Corporation  -                           100% owned subsidiary
                                                          of Manufacturers Bank
         Manufacturers Deferred Exchange
           Corporation -                                  100% owned subsidiary
                                                          of Manufacturers Bank
         Coal City Capital Trust I                        100% owned subsidiary
                                                          of MB Financial, Inc.

All material intercompany items and transactions have been eliminated in consolidation.

On February 26, 1999, Coal City Corporation, the holding company for Manufacturers Bank ("CCC") was merged with and into Avondale Financial Corp. ("Avondale"), the holding company for Avondale Federal Savings Bank. The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank.

Since the CCC stockholders owned more than 50% of the combined company, the transaction was accounted for as a reverse acquisition using the purchase method of accounting with CCC being the accounting acquirer. As a result, the post-merger historical financial statements of the combined company are CCC's as the accounting acquirer, and includes the operating results of Avondale since the merger date.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF FINANCIAL STATEMENT PRESENTATION: The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates. Areas involving the use of management's estimates and assumptions, and which are more susceptible to change in the near term include the allowance for loan losses and fair value of interest only securities.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Company, deposits, and federal funds purchased and sold and short-term borrowings are reported net.

SECURITIES AVAILABLE FOR SALE: Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated comprehensive income, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

SECURITIES HELD TO MATURITY: Debt securities for which the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, is included in interest income.

LOANS HELD FOR SALE: Loans held for sale are those loans the Company intends to sell in the foreseeable future. They are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds plus the value of the mortgage servicing rights compared to the carrying value of the loans. All sales are made without recourse. There were no loans held for sale at December 31, 1999 and 1998.

LOANS: Loans are stated at the amount of unpaid principal reduced by the allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the loan. Commitment fees based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest is accrued daily on the outstanding balances. For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.

A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

LEASE INVESTMENTS: The Company's investment in assets leased to others is reported as lease investments, net, using the direct finance and operating methods of accounting. Direct financing leases are stated at the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. On a quarterly basis, management reviews the lease residuals for potential impairment. Unearned lease income on direct financing leases is recognized over the lives of the leases using the level-yield method. The investment in equipment in operating leases is stated at cost less depreciation using the straight-line method over a five-year life.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method for buildings and computer equipment, and primarily by the 200% declining balance method for all other assets over the following estimated useful lives:

                                                                  YEARS
                                                               ------------

                Land improvements                                     20
                Buildings                                          15-39
                Leasehold and other improvements                    5-20
                Furniture and equipment                             3-15

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST ONLY SECURITIES: Interest only securities represent the present value of future cash flows based on the "excess spread" between the yield of underlying loans sold and the securities issued and reflect estimates of prepayments, servicing fees, operating expenses, credit losses and other factors. The interest only securities were acquired through the Avondale merger. The interest only securities are amortized as cash flows are received. The fair value of the interest only securities is evaluated on a quarterly basis for impairment. The Company classifies its interest only securities as available-for-sale and any adjustments to the fair value of the securities are included in the comprehensive income unless such adjustment is considered by management to be other than temporary.

INTANGIBLES: In acquiring its subsidiaries, the portion of the purchase price which represents value assigned to the existing deposit base for which the annual interest and servicing costs are below market rates (core deposit intangibles) is being amortized by the declining balance method over three to nine years. The excess of cost over fair value of net assets acquired (goodwill) is being amortized on the straight-line method over fifteen to twenty years. The Company reviews its intangible assets annually to determine potential impairment by comparing the carrying value of the intangibles with the anticipated future cash flows.

INCOME TAXES: The Company and its subsidiaries file consolidated income tax returns.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards, tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS PER COMMON SHARE: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relates solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed for the years ended December 31, 1999, 1998 and 1997 based on the following (in thousands except common share data):



                                                                             1999              1998             1997
                                                                  ----------------------------------------------------
Net income                                                           $        9,954    $       6,255   $        3,449
Less:  Preferred stock dividends                                                  -            1,085              276
                                                                  ----------------------------------------------------
Net income applicable to common stock                                $        9,954    $       5,170   $        3,173
                                                                  ====================================================
Weighted average common shares outstanding                                6,586,596        4,093,254        4,151,036
Effect of dilutive options                                                   11,462           37,742                -
                                                                  ----------------------------------------------------
Weighted average common shares outstanding used to calculate
   diluted earnings per common share                                      6,598,058        4,130,996        4,151,036
                                                                  ====================================================


Each share of Coal City Common Stock issued and outstanding on February 26, 1999 was converted into 83.5 shares of Avondale Financial Corp. Therefore, common share data for the year ended December 31, 1998 was converted using an exchange ratio of 83.5 to 1.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME: The Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the FASB adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, and utilizes the "management approach" for segment reporting. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on any manner in which management disaggregates its company such as by products and services, geography, legal structure and management structure. SFAS 131 requires disclosure for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures. This Statement also requires descriptive information about the way the operating segments were determined. The provisions of SFAS 131 were effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company adopted SFAS No. 131 at December 31, 1998 and the Company views its banking business as its only segment. For purposes of SFAS No. 131, management evaluates financial performance and manages operations on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

In June 1998, the FASB adopted SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB adopted SFAS 137 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. SFAS 133, as amended by SFAS 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137, may be implemented as of the beginning of any fiscal quarter after September 30, 1998 but cannot be applied retroactively. Management has not yet determined the impact of this standard.

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

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the current year's presentation.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 2.     BUSINESS ACQUISITIONS AND DIVESTITURES

On February 26, 1999, Coal City Corporation (Coal City), the holding company for Manufacturers Bank (the "Bank"), was merged with and into Avondale Financial Corp. (Avondale), the holding company for Avondale Federal Savings Bank. The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank.

Since the Coal City stockholders owned more than 50% of the combined company, the transaction was accounted for as a reverse acquisition using the purchase method of accounting with Coal City being the accounting acquirer. As a result, the post-merger historical financial statements of the combined company are Coal City's as the accounting acquirer, and includes the operating results of Avondale since the merger date. Total consideration based upon Avondale's shares outstanding at the merger date times the estimated market value per share at the merger announcement date, was $26.4 million plus $1.1 million of merger expenses incurred by Coal City. Included in the purchase accounting adjustments was an accrual of $4.4 million for merger related costs. The accrual includes estimated costs for termination of data processing contracts, professional fees, severance and personnel related expenses and lease contracts. At December 31, 1999, the remaining liability was approximately $975,000 primarily for lease contracts and severance costs. The majority of the remaining costs are scheduled to occur by the end of 2000.

The unaudited pro forma results of operation, which follow, assume that the merger had occurred at January 1, 1998. In addition to combining the historical results of operations of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the merger.

Unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 are as follows (in thousands except earnings per share data):



                                                                                         1999              1998
                                                                                   ------------------------------------
Net interest income                                                                      $    43,057     $      44,614
                                                                                   ====================================
Net income                                                                                     8,222             1,115
                                                                                   ====================================
Net income available to common stockholders                                                    8,222                30
                                                                                   ====================================
Basic earnings per common share                                                          $      1.17     $        0.00
                                                                                   ====================================
Diluted earnings per common share                                                        $      1.17     $        0.00
                                                                                   ====================================


The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger actually taken place at the beginning of the respective periods, or of results which may occur in the future.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

On May 7, 1997, the Company, through its subsidiary, Manufacturers National Corporation, completed the purchase of 100% of U.S. Bancorp, Inc. for $40,210,000. The purchase price was paid through a series of transactions involving cash of $15,800,000, preferred stock of $10,200,000 and cash held by U.S. Bancorp, Inc. of $14,210,000. The acquisition was accounted for as a purchase with the results of operations of U.S. Bancorp, Inc. and Subsidiary subsequent to the effective date of the agreement, April 30, 1997, included in the consolidated financial statements. The excess of cost over the fair value of net assets acquired (goodwill) was $8,637,000. Goodwill is being amortized over a twenty-year period.

On January 28, 1998, the Company sold all of the issued and outstanding shares of Coal City National Bank common stock for cash of $7,800,000. The net assets of Coal City National Bank at January 28, 1998 were approximately $3,701,000.

NOTE 3.     RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $1,391,000 and $1,147,000 at December 31, 1999 and 1998, respectively.

NOTE 4.     INVESTMENT SECURITIES

Carrying amounts and fair values of securities available for sale are summarized as follows:


                                                                           GROSS           GROSS
                                                        AMORTIZED       UNREALIZED       UNREALIZED         FAIR
AVAILABLE FOR SALE                                         COST            GAINS           LOSSES           VALUE
-----------------------------------------------------------------------------------------------------------------------

December 31, 1999:

U.S. government agencies                                $      99,891     $         -     $    (2,200)     $    97,691
States and political subdivisions                               5,164             202                -           5,366
Mortgage-backed securities                                    120,114               -          (1,166)         118,948
Corporate bonds                                                43,092               -          (2,528)          40,564
Other securities                                                  962               -              (4)             958
Investments in equity lines of credit trusts                    7,786               -                -           7,786
                                                     ------------------------------------------------------------------

           TOTALS                                       $     277,009     $       202     $    (5,898)     $   271,313
                                                     ==================================================================

December 31, 1998:

U.S. Treasury securities                                $     128,630     $       182     $       (64)     $   128,748
U.S. government agencies                                       80,089             473            (151)          80,411
Mortgage-backed securities                                      2,779              82                            2,861
                                                     ------------------------------------------------------------------

           TOTALS                                       $     211,498     $       737     $      (215)     $   212,020
                                                     ==================================================================


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

Gross realized gains and losses from the sale of securities available for sale are as follows:


                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                                 1999            1998            1997
                                                                  -----------------------------------------------------

Realized gains                                                            $        18     $       169      $       138
Realized (losses)                                                                 (17)             (2)
                                                                  -----------------------------------------------------

              NET GAINS                                                   $         1     $       167      $       138
                                                                  =====================================================


NOTE 4.     INVESTMENT SECURITIES (CONTINUED)

The Company transferred held to maturity securities with an amortized cost of $9,743,000 to available for sale securities and recorded as a component of equity, unrealized gain of $24,700 net of $13,300 deferred taxes. Carrying amounts and fair values of securities held to maturity at December 31, 1998 are summarized as follows:


                                                                        GROSS            GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED          FAIR
HELD TO MATURITY                                       COST             GAINS            LOSSES           VALUE
----------------------------------------------------------------------------------------------------------------------

December 31, 1998:

States and political subdivisions                   $       5,524     $         391   $          (3)     $      5,912
Mortgage-backed securities                                  4,651                 4              (7)            4,648
Other securities                                              967                 2                               969
                                                                                                   -
                                                 ---------------------------------------------------------------------

           TOTALS                                   $      11,142     $         397   $         (10)     $     11,529
                                                 =====================================================================


The amortized cost and fair value of securities, as of December 31, 1999, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.



                                                 ----------------------------------
                                                        AVAILABLE FOR SALE
                                                 ----------------------------------
                                                    AMORTIZED           FAIR
                                                       COST            VALUE
                                                 ----------------------------------

Due in one year or less                            $       15,815    $      15,623
Due after one year through five years                      71,215           70,605
Due after five years through ten years                     32,656           31,986
Due after ten years                                        37,209           34,151
Mortgage-backed securities                                120,114          118,948
                                                 ----------------------------------

              TOTALS                               $      277,009    $     271,313
                                                 ==================================


In addition, securities with carrying amounts of $134,817,000 and $65,404,000 at December 31, 1999 and 1998, respectively were pledged as collateral on public deposits and for other purposes as required or permitted by law:

The Company, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank in an amount equal to 1% of its certain home loans. No ready market exists for the stock, and it has no quoted market value. The stock is redeemable at par, therefore, market value equals cost.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 5.     LOANS



Loans consist of:
                                                                                              DECEMBER 31,
                                                                                   -----------------------------------
                                                                                          1999             1998
                                                                                   -----------------------------------

Originated by Manufacturers Bank:
   Commercial                                                                         $     341,728     $    211,395
   Commercial real estate                                                                   247,668          226,455
   Residential real estate                                                                   77,127           54,741
   Construction real estate                                                                  58,447           21,059
   Installment and other                                                                     39,605           34,703
                                                                                   -----------------------------------
Total loans originated by Manufacturers Bank                                                764,575          548,353

Acquired from Avondale Federal Savings Bank:
   Commercial real estate                                                                     1,439                -
   Residential real estate                                                                   66,504                -
   Credit scored mortgage loans                                                              59,716                -
   Installment and other                                                                     10,892                -
                                                                                   -----------------------------------
Total loans acquired from Avondale Federal Savings Bank                                     138,551                -
                                                                                   -----------------------------------
Gross loans                                                                                 903,126          548,353

Allowance for loan losses                                                                   (12,197)          (6,344)
                                                                                   -----------------------------------
           LOANS, NET                                                                 $     890,929     $    542,009
                                                                                   ===================================



Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the market serviced by the Bank. At December 31, 1999 and 1998, commercial loans included $186,895,000 and $89,301,000, respectively, of loans which were collateralized by assignment of leases for various types of equipment.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 5.     LOANS (CONTINUED)

Information about impaired loans as of and for the years ended December 31, 1999 and 1998 are as follows:

                                                                                               DECEMBER 31,
                                                                                    -----------------------------------
                                                                                          1999             1998
                                                                                    -----------------------------------
Loans for which there is a related allowance for credit losses                          $      1,503     $       2,263
Other impaired loans                                                                              41
                                                                                    -----------------------------------

              TOTAL IMPAIRED LOANS                                                      $      1,544     $       2,263
                                                                                    ===================================

Average monthly balance of impaired loans                                               $      2,088     $         290
Related allowance for credit losses                                                     $        222     $         350
Interest income recognized on impaired loans                                            $        299     $         114



There were no impaired loans during the year ended December 31, 1997.

Activity in the allowance for loan losses was as follows:



                                                                                  YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                              1999           1998           1997
                                                                         --------------------------------------------

Balance, beginning                                                          $    6,344   $       7,922    $    4,692
   Decreases resulting from sale
      Of subsidiary                                                                  -            (399)
   Addition resulting from merger of Avondale
       Financial Corporation                                                     9,489               -
   Addition resulting from purchase
      Of U.S. Bancorp, Inc.                                                          -               -         2,574
                                                                                                     -
   Provision charged to operations                                               1,260             750           971
   Charge-offs:
       Originated by Manufacturers Bank                                          1,898           2,090           343
        Acquired from Avondale Federal Savings Bank                              3,600               -             -
                                                                         --------------------------------------------
          Total charge-offs                                                      5,498           2,090           343
                                                                         --------------------------------------------
         Recoveries:
       Originated by Manufacturers Bank                                             45             161            28
        Acquired from Avondale Federal Savings Bank                                557               -             -
                                                                         --------------------------------------------
    Total recoveries                                                               602             161            28
                                                                         --------------------------------------------
    Net charge-offs                                                              4,896           1,929           315
                                                                         --------------------------------------------

Balance, ending                                                             $   12,197    $      6,344   $     7,922
                                                                         ============================================


Loans outstanding to bank executive officers and directors, including companies in which they have management control or beneficial ownership, at December 31, 1999 and 1998, were approximately $2,297,000 and $5,483,000, respectively. In the opinion of management, these loans have similar terms to other customer loans. An analysis of the activity related to these loans for the year ended December 31, 1999 is as follows:



Balance, beginning                                                                                     $         5,483
   Additions                                                                                                       758
   Principal payments and other reductions                                                                      (3,944)
                                                                                                     -------------------
                                                                                                     -------------------

Balance, ending                                                                                        $         2,297
                                                                                                     ===================


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 6.     LEASE INVESTMENTS

Lease investments by categories follow:



                                                                                              DECEMBER 31,
                                                                                  -------------------------------------
                                                                                         1999               1998
                                                                                  -------------------------------------
Direct financing leases:
   Minimum lease payments receivable                                                   $        250     $         627
   Estimated residual value                                                                     288               338
   Less unearned lease income                                                                    (7)              (40)
                                                                                  -------------------------------------
                                                                                                531               925
                                                                                  -------------------------------------

Operating leases:
   Equipment, at cost                                                                        59,931            35,070
   Less accumulated depreciation                                                            (22,428)          (14,064)
                                                                                  -------------------------------------
                                                                                             37,503            21,006
                                                                                  -------------------------------------

   Lease investments, net                                                              $     38,034     $      21,931
                                                                                  =====================================



The minimum lease payments receivable for direct financing leases and operating leases are due as follows for the years ending December 31:



YEAR                                                                               DIRECT FINANCING     OPERATING
-------                                                                            -----------------------------------

2000                                                                                  $          250    $      11,624
2001                                                                                               -            8,970
2002                                                                                               -            5,505
2003                                                                                               -            2,932
2004                                                                                               -            2,250
                                                                                   -----------------------------------
                                                                                      $          250    $      31,281
                                                                                   ===================================


Income from lease investments is composed of:



                                                                               YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                         1999             1998             1997
                                                                  ----------------------------------------------------

Rental income on operating leases                                     $      9,255    $       8,051     $      6,916
Income from lease payments on direct financing leases                           35               77               46
Gain on sale of leased equipment                                                 6              389
                                                                  ----------------------------------------------------

Income on lease investments, gross                                           9,296            8,517            6,962

Less:
   Write down of residual value of equipment                                  (336)               -                -
   Depreciation on operating leases                                         (8,236)          (7,099)          (5,790)
                                                                  ----------------------------------------------------

Income from lease investments, net                                    $        724    $       1,418     $      1,172
                                                                  ====================================================


Lease investments are investments in equipment leased to others by Manufacturers Bank. The portfolio is made up of various types of equipment including satellite communications systems, computer retrieval systems, computer hardware and other equipment that management believes will retain its value throughout the lease term and beyond.

At December 31, 1999, there were approximately 115 schedules with net book values ranging from a few hundred dollars, to the largest valued $5.5 million. The net book value for the entire portfolio was $38.0 million. The bank funds most purchases, but has some loans at other banks totaling $6.9 million at December 31, 1999. The Company has steadily grown its leasing portfolio over the last five years.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 7.     SECURITIZATIONS

In 1996, 1997 and 1998, Avondale securitized and sold certain home equity lines of credit to investors with limited recourse, retaining the servicing rights to the underlying loans. Avondale received annual servicing fees and rights to future cash flows (interest only securities) arising after the investors in the securitization trusts received the return for which they are contracted. In addition, Avondale retained a participation interest in the investor trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the merger the Company acquired servicing rights related to these loans, the retained participation interest in the investor trusts and interest only securities. The annual servicing fees received by the Company approximate 0.75% of the outstanding loan balance and approximate the Company's cost to service the loans. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the investor trusts are generally restricted once investors have been fully paid and is subordinate to investor's interest. The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.

At December 31, 1999, interest only securities were $13.8 million. The value of these interest only securities is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only securities, as these securities are accounted for as securities available for sale. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

The following table shows the results of the Company's assumptions used in measuring its retained interest in the investor trust:


                                                                   INTEREST ONLY SECURITY POOLS
                                             -------------------------------------------------------------------------
                                                   96-1              97-1               97-2              98-1
                                             -------------------------------------------------------------------------
                                              Adjustable (1)    Adjustable (1)     Adjustable (1)    Adjustable (1)
                                             -------------------------------------------------------------------------

Estimated fair value                                   $2,636             $2,578            $4,059             $4,548
Prepayment speed                                       35.00%             37.00%            35.00%             32.00%
Weighted-average life (in years) (2)                     2.03               1.98              2.12               2.47
Expected credit losses (3)                              5.08%              6.08%             6.30%              7.26%
Residual cash flows discounted at                      12.00%             12.00%            12.00%             12.00%



         (1) Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

         (2) The weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the initial principal balance. This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

         (3) Remaining credit losses over the life remaining on the loans are $1.2 million, $1.7 million, $2.5 million and $5.0 million for Trusts 96-1, 97-1, 97-2 and 98-1, respectively. The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 8.     PREMISES AND EQUIPMENT

Premises and equipment consist of:


                                                                                          DECEMBER 31,
                                                                              -------------------------------------
                                                                                     1999               1998
                                                                              -------------------------------------

Land and land improvements                                                       $        3,425     $       2,800
Buildings and improvements                                                                9,516             6,531
Furniture and equipment                                                                   8,186             5,830
                                                                              -------------------------------------
                                                                                         21,127            15,161
Accumulated depreciation                                                                 (5,823)           (3,678)
                                                                              -------------------------------------
Premises and equipment, net                                                      $       15,304     $      11,483
                                                                              =====================================


Depreciation on premises and equipment totaled $2,170,000, $1,817,000 and $1,352,000 for the years ended December 31, 1999 and 1998.

NOTE 9.     INTANGIBLES

Intangibles consist of the following as of December 31:



                                                                                     1999
                                                            -------------------------------------------------------
                                                              CORE DEPOSIT         GOODWILL            TOTAL
-------------------------------------------------------------------------------------------------------------------

Cost                                                            $      13,862      $      17,039    $       30,901
Accumulated amortization                                               10,474              4,162            14,636
                                                            -------------------------------------------------------

                                                                $       3,388      $      12,877    $       16,265
                                                            =======================================================




                                                                                     1998
                                                            -------------------------------------------------------
                                                              CORE DEPOSIT         GOODWILL            TOTAL
-------------------------------------------------------------------------------------------------------------------

Cost                                                            $      13,418      $      17,039    $       30,457
Accumulated amortization                                                8,816              3,348            12,164
                                                            -------------------------------------------------------

                                                                $       4,602      $      13,691    $       18,293
                                                            =======================================================



The amount of goodwill recognized decreased by $993,000 during the year ended December 31, 1998 due to negative goodwill of $818,000 being recognized on the purchase of the minority interests in Manufacturers National Corporation and a reduction of goodwill of $175,000 related to Coal City National Bank which was sold January 28, 1998.

The amount included in deferred tax liabilities which pertains to the core deposit intangible is approximately $1,186,000 and $1,611,000 at December 31, 1999 and 1998, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 10.     DEPOSITS

The composition of deposits is as follows:


                                                                                          DECEMBER 31,
                                                                              -------------------------------------
                                                                                     1999               1998
                                                                              -------------------------------------

           Demand deposits, noninterest bearing                                  $       145,059    $      128,218
           NOW and money market accounts                                                 167,012           142,703
           Savings deposits                                                              150,126            82,438
           Time certificates, $100,000 or more                                           192,132           116,332
           Other time certificates                                                       281,746           175,970
                                                                              -------------------------------------
                   TOTAL                                                         $       936,075    $      645,661
                                                                              =====================================


At December 31, 1999, the scheduled maturities of time certificates are as follows:


            2000                                                    $       436,239
            2001                                                             22,582
            2002                                                             14,033
            2003                                                              1,024
                                                                 -------------------
                                                                    $       473,878
                                                                 ===================


NOTE 11.     SHORT-TERM BORROWINGS

Short-term borrowings consisted of:


                                                                                          DECEMBER 31,
                                                                              -------------------------------------
                                                                                     1999               1998
                                                                              -------------------------------------

         Federal funds purchased                                                 $        56,000    $            -
         Securities sold under agreement to repurchase                                    55,681           127,288
         U.S. Treasury demand notes                                                        2,888             3,233
         Federal Home Loan Bank advances due January 31, 2000, variable rate               5,000                 -
         Federal Home Loan Bank advances due April 26, 2000, variable rate                50,000                 -
         Federal Home Loan Bank advances due June 13, 2000, 5.95% fixed rate              20,000                 -
         Federal Home Loan Bank advances due August 28, 2000, variable rate               50,000                 -
         Correspondent bank line of credit of $15.0 million                                5,000                 -
                                                                              -------------------------------------
                                                                                 $       244,569    $      130,521
                                                                              =====================================


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 12.     LONG-TERM BORROWINGS

The Company had notes payable to banks totaling $6,895,000 and $8,534,000 at December 31, 1999 and 1998 which accrue interest at rates ranging from 6.35% to 9.64% and require aggregate monthly payments of $306,000, including interest at various dates through April 1, 2004. Equipment included in lease investments, with a December 31, 1999 and 1998 depreciated cost of $8,813,000 and $10,248,000, is pledged as collateral on these notes.

In July 1998, the Company issued $25.0 million in floating rate Preferred Capital Securities (Capital Securities) through Coal City Capital Trust I (Trust), a statutory business trust and wholly owned subsidiary of the Company. The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 180 basis points. Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points) Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company which represents all of the assets of the Trust. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances. At December 31, 1999 and 1998 $25.0 million were outstanding.

At December 31, 1999, the Company had advances from the Federal Home Loan Bank of $803,000. The advances mature on June 8, 2003 and interest on the advances is stated at 2.50%. Certain securities with a carrying amount of approximately $303,825 were pledged as collateral for the Federal Home Loan Bank advances, at December 31, 1999.

At December 31, 1998, the Company had a secured revolving note payable to LaSalle National Bank with an outstanding balance of $3,250,000. The note bears interest at a rate equal to the adjusted LIBOR rate, 7.06% at December 31, 1998. The note required quarterly payments of interest only on the outstanding balance. At July 31, 1999, the secured revolving note payable was converted to short-term borrowings.

At December 31, 1998, the Company had an unsecured revolving note payable to LaSalle National Bank with an outstanding balance of $250,000. The note bears interest at the bank's prime rate, 7.75% at December 31, 1998, and required payments of interest only on the outstanding balance. At July 31, 1999 the unsecured revolving note payable was converted to the secured revolving note payable and classified as short-term borrowings.

The principal payments are due as follows during the years ending December 31,:


                                                        AMOUNT
                                                 ----------------------

           2000                                       $          4,431
           2001                                                  1,200
           2002                                                    873
           2003                                                  1,158
           2004                                                     36
           Thereafter                                           25,000
                                                 ----------------------
                                                      $         32,698
                                                 ======================


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 13.    LEASE COMMITMENTS AND RENTAL EXPENSE

The Company leases office space for certain branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows:


                                           GROSS            SUBLEASE
                                           RENTS             RENTS              NET
                                  ------------------------------------------------------

           2000                       $        2,554      $       666      $      1,888
           2001                                1,112              163               949
           2002                                  623                -               623
           2003                                  549                                549
           2004                                  523                                523
           Thereafter                          2,016                              2,016
                                  ------------------------------------------------------
                                      $        7,377      $       829      $      6,548
                                  ======================================================


Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain of these leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 1999, 1998 and 1997 amounted to $1.8 million, $483,000 and $317,000, respectively.

NOTE 14.     EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which covers all full-time employees of Manufacturers Bank who have completed three months of service prior to the first day of each month. In addition, as a result of the merger, the Company also has a defined contribution 401(k) plan which covers all full-time employees of Avondale Federal Savings Bank who had completed three months of service at the merger date. Effective January 1, 2000, Avondale Federal Savings Bank 401(k) plan will be merged with the Manufacturers Bank 401(k) plan. The Company's contributions consist of a discretionary profit-sharing contribution and a discretionary matching contribution of the amounts contributed by the participants. The Company's contributions are determined by the Board of Directors on an annual basis.

During 1999, the Company contributed on behalf of each participant under the Manufacturers Bank plan a matching contribution equal to 50% of each participant's contribution up to a maximum of 4% of their compensation along with a profit sharing contribution of 4% of total compensation. Each participant under the Manufacturers Bank plan may also contribute up to fifteen percent of his/her compensation on a pretax basis. The Company's contributions to the Manufacturers Bank plan, for the years ended December 31, 1999, 1998 and 1997, were $320,200, $635,000 and $441,000, respectively. In addition, during 1999, the Company contributed on behalf of each participant under the Avondale Federal Savings Bank plan a matching contribution equal to 50% for the first 2% of the participant's contribution and 25% for the next 4% of the participant's contribution up to a maximum of $500. Each participant under the Avondale Federal Savings Bank plan may also contribute 15% of his/her compensation on a pretax basis. The Company's contribution to the Avondale Federal Savings Bank plan for the year ended December 31, 1999 was $109,500.

A supplemental/nonqualified retirement plan covers employees who hold the position of vice president or higher. Contributions to the plan were $75,000, $60,000 and $64,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

A noncontributory profit sharing plan covered substantially all full-time employees of U.S. Bancorp, Inc., which was merged with Manufacturers Bank in 1997. The employer contribution was determined by the Board of Directors. The expense related to the plan, for the year ended December 31, 1997, was $150,000.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 15.     INCOME TAXES

The deferred taxes consist of:


                                                                                          DECEMBER 31,
                                                                              -------------------------------------
                                                                                     1999               1998
                                                                              -------------------------------------
Deferred tax assets:
   Securities available for sale                                                 $        1,994     $           -
   Allowance for loan losses                                                              4,155             1,760
   Interest only securities                                                               1,203                 -
   Deferred compensation                                                                    998               109
   Accrued expenses                                                                       1,078               105
   Net operating loss carryforwards                                                       2,957                 -
   Other items                                                                              244                62
                                                                              -------------------------------------
                                                                                         12,629             2,036
                                                                              -------------------------------------
  Deferred tax liabilities:
   Securities discount accretion                                                           (492)             (692)
   Securities available for sale                                                              -              (178)
   Loans                                                                                   (360)             (175)
   Lease investments                                                                     (2,588)           (2,229)
   Premises and equipment                                                                  (143)           (1,398)
   Core deposit intangible                                                               (1,186)           (1,611)
   Interest only securities                                                                 (90)                -
   Other items                                                                             (284)              (34)
                                                                              -------------------------------------
                                                                                         (5,143)           (6,317)
                                                                              -------------------------------------
           NET DEFERRED TAX ASSET (LIABILITY)                                    $        7,486     $      (4,281)
                                                                              =====================================


Net operating loss carryforwards were acquired through the Avondale merger and expire in 2012.

Income taxes consist of:


                                                                            YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                     1999             1998              1997
                                                              -----------------------------------------------------

Current expense:
   Federal                                                       $        2,114   $        3,351    $       3,141
   State                                                                      6               96              346
                                                              -----------------------------------------------------
                                                                          2,120            3,447            3,487
Deferred expense (benefit)                                                2,692              158            (1085)
                                                              -----------------------------------------------------

                                                                 $        4,812   $        3,605    $       2,402
                                                              =====================================================



The reconciliation between the statutory federal income tax rate and the effective tax rate on consolidated income follows:


                                                                               YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         1999             1998            1997
                                                                     -------------    -------------   -------------

Income tax at statutory rate                                                35.0  %          35.0  %         35.0  %
Increase (decrease) due to:
   Graduated tax rates                                                      (0.7)            (0.9)           (1.0)
   Tax exempt income                                                        (0.5)            (0.6)           (2.4)
   Nondeductible interest expense                                              -              0.1             0.3
   State tax on income, net of federal income tax benefit                      -              0.6             3.6
   Nondeductible amortization                                                1.9              3.5             4.3
   Nondeductible acquisition expense                                           -                -             1.1
   Reversal of prior year overaccrual                                       (3.2)               -               -
   Other items, net                                                            1             (1.5)           (2.7)
                                                                     -------------    -------------   -------------
Effective income tax rate                                                   32.6  %          36.2  %         38.2  %
                                                                     =============    =============   =============


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 16.     COMMITMENTS AND CONTINGENT LIABILITIES

CREDIT-RELATED FINANCIAL INSTRUMENTS: The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 1999 and 1998, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                                 CONTRACT AMOUNT
                                                       -------------------------------------
                                                              1999               1998
                                                       -------------------------------------

   Commitments to grant loans                             $       189,898    $      103,812
   Unfunded commitments under lines of credit                      39,140            22,520
   Commercial and standby letters of credit                        13,949            10,263


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on Management's credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and unusually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

CONCENTRATIONS OF CREDIT RISK: The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. Investments in securities issued by state and political subdivisions also involve governmental entities within the Company's market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

CONTINGENCIES: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 17.     REGULATORY RESTRICTIONS

The Company's primary source of cash is dividends from the Bank.

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The dividends declared cannot be in excess of the amount which would cause the Bank to fall below the minimum required for capital adequacy purposes. The Bank also has an internal policy that dividends declared will not be in excess of the amounts which would cause the Bank to fall below the minimum required to be categorized as well capitalized.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and Bank's assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and Bank meet all capital adequacy requirements to which they are subject as of December 31, 1999.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the Bank's categories.

The required and actual amounts and ratios for the Company and Manufacturers Bank are presented below:


                                                                                                   TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                         FOR CAPITAL           PROMPT CORRECTIVE
                                                  ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                           -------------------------------------------------------------------------
                                             AMOUNT      RATIO        AMOUNT       RATIO        AMOUNT      RATIO
                                           -------------------------------------------------------------------------

As of December 31, 1999
 Total capital (to risk-weighted assets):
  Consolidated                               $ 105,291     10.01 %    $   84,134      8.00 %          N/A       N/A
  Manufacturers Bank                           108,506     10.34          83,978      8.00     $  104,972     10.00  %
Tier 1 capital (to risk-weighted assets):
  Consolidated                                  93,094      8.85          42,067      4.00            N/A       N/A
  Manufacturers Bank                            96,309      9.17          41,989      4.00         62,983      6.00
Tier 1 capital (to average assets):
  Consolidated                                  93,094      7.47          49,841      4.00            N/A       N/A
  Manufacturers Bank                            96,309      7.74          49,797      4.00         62,246      5.00

As of December 31, 1998
Total capital (to risk-weighted assets):
  Consolidated                                  61,382     10.00          49,094      8.00            N/A       N/A
  Manufacturers Bank                            62,917     10.26          49,078      8.00         61,347     10.00
Tier 1 capital (to risk-weighted assets):
  Consolidated                                  45,293      7.38          24,547      4.00            N/A       N/A
  Manufacturers Bank                            56,574      9.22          24,539      4.00         36,808      6.00
Tier 1 capital (to average assets):
  Consolidated                                  45,293      5.25          34,509      4.00            N/A       N/A
  Manufacturers Bank                            56,574      6.57          34,454      4.00         43,068      5.00
     N/A - not applicable


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 18.     FAIR VALUE INFORMATION AND INTEREST RATE RISK

Fair values of financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets, premises and equipment and intangibles. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the balance sheet for cash and due from banks, other interest bearing deposits and federal funds sold approximate their fair values.

      SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE: Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of comparable instruments.

      STOCK IN FEDERAL HOME LOAN BANK: No ready market exists for the stock, and it has no quoted market value. The stock is redeemable at par therefore; fair value equals cost.

      LOANS: Most commercial loans, and some real estate mortgage loans, are made on a variable rate basis. For those variable-rate loans that reprice frequently, and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate and all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

      INTEREST ONLY SECURITIES: For interest-only securities, cash flows are projected over the life of the securitized loans using prepayment, delinquency, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. These cash flows are then discounted using an interest rate that a purchaser unrelated to the seller of such financial instruments would demand.

      DEPOSIT LIABILITIES: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

      LONG-TERM BORROWINGS: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

      ACCRUED INTEREST PAYABLE AND RECEIVABLE: The carrying amounts of accrued interest approximate their fair values.

      OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's off-balance-sheet lending commitments (guarantees, letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 18.     FAIR VALUE INFORMATION AND INTEREST RATE RISK (CONTINUED)

The estimated fair value of financial instruments is as follows:


                                                                            DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                               1999                               1998
                                                ----------------------------------------------------------------------
                                                    CARRYING                           CARRYING
                                                     AMOUNT          FAIR VALUE         AMOUNT          FAIR VALUE
----------------------------------------------------------------------------------------------------------------------

Financial Assets
   Cash and due from banks                          $      29,420    $      29,420    $       23,669    $      23,669
   Other interest bearing deposits                          1,487            1,487                 -                -
   Federal funds sold                                           -                -            20,350           20,350
   Securities available for sale                          271,313          271,313           212,020          212,020
   Securities held to maturity                                  -                -            11,142           11,529
   Stock in Federal Home
      Loan Bank                                             6,290            6,290             2,614            2,614
   Loans                                                  890,929          889,869           542,009          549,737
   Accrued interest receivable                              8,146            8,146             4,872            4,872
   Interest only securities                                13,821           13,821

Financial Liabilities
   Deposits                                               936,075          931,016           645,661          646,201
   Short-term borrowings                                  244,569          244,569           130,521          130,521
   Long-term borrowings                                    32,698           32,649            37,034           37,034
   Accrued interest payable                                 2,461            2,461             2,652            2,652

Off-balance-sheet instruments, loan
   commitments and standby
   letters of credit                                            -                -


The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are more likely to prepay in a falling rate environment and less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

NOTE 19.     STOCK OPTION PLAN

Through the Avondale merger, the Company adopted the Omnibus Incentive Plan which was established in 1997 and modified February 10, 1999. Options outstanding under the Company's previous plan adopted in 1995 were transferred to the 1997 plan with the number of options and exercise prices being converted using a ratio of 83.5 to 1. The Plan reserves 1,000,000 shares of common stock for issuance to key employees of the Company or any of its subsidiaries under a stock option plan approved by the Board of Directors and stockholders. A grant under the Plan may be options intended to be incentive stock options (ISO), non-qualified stock options (NQSO), stock appreciation rights or restricted stock. The Committee, appointed by the Board of Directors, administers the Plan.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 19.     STOCK OPTION PLAN (CONTINUED)

Options granted under the Plan may be exercised at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which not be the same for each grant. Each option granted shall expire at such time as the Committee shall determine at the time of grant; provided however, that no option shall be exercisable later than the fifteenth anniversary date of its grant. The option price for each grant of an option shall be determined by the Committee, provided that the option price shall not be less than 100% of the fair market value of a share on the date the option is granted. In the event any holder of 10% or more of the shares is granted an incentive stock option, the option price shall not be less than 110% of the fair market value of a share on the date of grant. Once an option has been granted, the option price with respect thereto may not be changed. At December 31, 1999, there were 748,434 outstanding options under the Plan. There are no stock appreciation rights or restricted shares outstanding as of December 31, 1999.

Other pertinent information related to the Plan options is as follows:


                                                                           DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                             1999                                 1998
                                             --------------------------------------------------------------------------
                                                                    WEIGHTED                             WEIGHTED
                                                                     AVERAGE                             AVERAGE
                                                                    EXERCISE                             EXERCISE
                                                   SHARES             PRICE          SHARES (1)         PRICE (1)
                                             --------------------------------------------------------------------------

Outstanding at beginning of year                        133,016    $        11.46            80,912    $         10.68
Granted                                                 207,990             13.60            54,860              12.49
Exercised                                                     -                 -                 -                  -
Forfeited                                                15,600             13.60             2,756              11.14
Options acquired through merger                         423,028             16.15                 -                  -
                                             ==========================================================================
Outstanding at end of year                              748,434    $        14.66           133,016    $         11.46
                                             ==========================================================================

Exercisable at end of year                              564,656    $        14.98            13,193    $         11.03
                                             ==========================================================================

Weighted average fair value per
   option of options granted
   during the year                              $          7.70                     $          6.07
                                             ===================                  ==================


            (1) Converted using an exchange ratio of 83.5 to 1 for the year ended December 31, 1998.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 19.     STOCK OPTION PLAN (CONTINUED)

The following table presents certain information with respect to stock options granted: .


                                                                 OPTIONS OUTSTANDING AND EXERCISABLE
                                                    --------------------------------------------------------------
                                                                           WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                           NUMBER             REMAINING            EXERCISE
Range of Exercise Prices                                OUTSTANDING        CONTRACTUAL LIFE          PRICE
------------------------------------------------------------------------------------------------------------------

$10.36 - $12.93                                        $  128,843                7.10          $     11.37
$13.00 - $13.50                                           157,275                9.30                13.47
$14.04 - $14.38                                           293,750                6.50                14.32
$15.75 - $17.38                                            80,204                3.90                17.08
$19.35 - $22.28                                            88,362                4.20                20.51


As permitted under generally accepted accounting principles, grants under the plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:


                                                                                      DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                         1999              1998             1997
                                                                  -----------------------------------------------------

Net income
   As reported                                                       $        9,954    $        6,255   $        3,449
   Pro forma                                                                  9,270             6,105            3,373
Basic earnings per common share
   As reported                                                       $         1.51    $         1.26   $         0.76
   Pro forma                                                                   1.41              1.23             0.75
Diluted earnings per common share
   As reported                                                       $         1.51    $         1.25   $         0.76
   Pro forma                                                                   1.41              1.22             0.75


In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the binomial method, with the following weighted-average assumptions for each year presented: dividend rate of 0%, risk-free interest rate of 6.2%, expected life of 10 years and expected price volatility of 37%.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 20.      CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:


                                 BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                   ------------------------------------
                                                                                          1999              1998
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Cash                                                                                  $        1,274    $          179
Investments in subsidiaries                                                                  106,553            65,942
Note receivable, subsidiary                                                                        -             7,500
Other assets                                                                                   1,863             1,788
                                                                                   ------------------------------------

           TOTAL ASSETS                                                               $      109,690    $       75,409
                                                                                   ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                                 $        5,000    $            -
Long-term borrowings                                                                          25,000            28,500
Liabilities, other                                                                               312                49
Stockholders' Equity                                                                          79,378            46,860
                                                                                   ------------------------------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      109,690    $       75,409
                                                                                   ====================================



                                                   STATEMENTS OF INCOME

                                                                                      YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------------
                                                                                1999            1998             1997
---------------------------------------------------------------------------------------------------------------------------

Dividends from subsidiaries                                                  $     1,000     $      2,888     $     2,283
Interest and other income                                                              -            4,660             370
Interest and other expense                                                        (2,411)          (1,902)         (1,804)
                                                                          -------------------------------------------------
           INCOME (LOSS) BEFORE INCOME TAX EXPENSE (CREDITS) AND
              EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES                  (1,411)           5,646             849
Income tax expense (credits)                                                         921              870            (596)
                                                                          -------------------------------------------------
           INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED NET
              INCOME OF SUBSIDIARIES                                                (490)           4,776           1,445
Equity in undistributed net income of subsidiaries                                10,444            1,479           2,004
                                                                          -------------------------------------------------
           NET INCOME                                                        $     9,954     $      6,255     $     3,449
                                                                          =================================================

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 20.     CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)



                            STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             1999             1998            1997
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income                                                              $     9,954    $        6,255   $    3,449
  Adjustments to reconcile net income to net cash provided by
     By operating activities:
  Depreciation and amortization                                                  (214)                1         (110)
  Equity in undistributed net income of subsidiaries                          (10,444)           (1,479)      (2,004)
  Gain on sale of Coal City National Bank                                           -            (4,099)
  Change in other assets and other liabilities                                    (59)           (1,358)        (490)
                                                                       -----------------------------------------------
          NET CASH (USED IN) OPERATING ACTIVITIES                                (763)             (680)        (845)
                                                                       -----------------------------------------------

Cash Flows From Investing Activities
  Purchase of subsidiary preferred stock                                            -                 -      (19,000)
  Purchase of interest in grantor trust                                             -                 -         (309)
  Sale of interest in grantor trust                                                 -               309
 Cash received from subsidiary for preferred stock redemption                       -             2,000        2,000
  Purchase of minority interests                                                    -            (2,328)      (2,649)
  Proceeds from sale of Coal City National Bank                                     -             7,800
  Sale of interest in Peterson Bank                                                 -                 -          901
  Issuance of note receivable from subsidiary                                       -                 -       (7,500)
  Cash received from Merger                                                       359                 -            -
                                                                       -----------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     359             7,781      (26,557)
                                                                       -----------------------------------------------

Cash Flows From Financing Activities
  Purchase and retirement of common stock                                          (1)             (659)        (194)
  Issuance of common stock                                                          -                 -          115
  Issuance of preferred stock                                                       -                 -       10,200
  Purchase and retirement of preferred stock                                        -           (10,200)
  Dividends paid                                                                    -            (1,085)        (276)
  Proceeds from short-term borrowings                                           5,000                 -            -
  Proceeds from long-term borrowings                                            1,000            28,700       23,809
  Principal paid on long-term borrowings                                       (4,500)          (24,009)      (7,750)
                                                                       -----------------------------------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   1,499            (7,253)      25,904
                                                                       -----------------------------------------------

          NET INCREASE (DECREASE) IN CASH                                       1,095              (152)         192

Cash:

  Beginning                                                                       179               331          139
                                                                       -----------------------------------------------

  Ending                                                                  $     1,274    $          179   $      331
                                                                       ===============================================



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS - The information with respect to Directors set forth under "Directors and Executive Management" up to the subcaption "Executive Officers" in the Company's proxy statement for its 2000 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

     EXECUTIVE OFFICERS - The information with respect to Executive Officers set forth under the subcaption "Executive Officers" under "Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

     The information set forth under "Directors and Executive Officers in the Proxy Statement following the subcaption "Meetings and Committees of the Board of Directors" up to the subcaption "Certain Transactions" is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Securities and Certain Holders Thereof" in the Proxy Statement is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the subcaption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS: See Part II--Item 8. Financial Statements and Supplementary Data

     (A)(2) EXHIBITS: See Item 14(c)

     (B) REPORTS ON FORM 8-K: None

     (C) EXHIBITS:

EXHIBIT NUMBER                                                DESCRIPTION

            2 Agreement and Plan of Merger, dated as of October 12, 1998, by and between Avondale Financial Corp. ("Avondale") and Coal City Corporation (incorporated by reference to Exhibit 2 to Current Report on Form 8-K of Avondale filed with the Securities and Exchange Commission on October 16, 1998)

            3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 of Avondale (No. 33-80774))

            3.2 Certificate of Merger (incorporated by reference to Exhibit 3(i) to the Current Report of MB Financial, Inc. (the "Company") dated February 26, 1999)

            3.3 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K of the Company dated February 26, 1999)

            3.4 Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 of Avondale (No. 33-80774))

            3.5 Amendment to the Bylaws (incorporated by reference to Exhibit 3(iii) to the Current Report on Form 8-K of the Company dated February 26, 1999)

            4.1 The Company hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Company and its consolidated subsidiaries.

            10.1           Employment Agreement between the Company and Robert
                           S. Engelman, Jr. (incorporated by reference to
                           Exhibit 10.2 to the Registration Statement on Form S-4 of Avondale (No. 333-70017))

            10.2 Form of Change of Control Severance Agreement between Manufacturers Bank and Thomas Panos and Others (incorporated by reference to pages A-24 to A-27 of the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders).

            10.3 Form of Change in Control Severance Agreement between Manufacturers Bank and Howard A. Jaffe (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Avondale (No. 333-70017))

            10.4 Form of Employment Agreement between the Company and Mitchell Feiger (incorporated by reference to Exhibit
                           10.5 to the Registration Statement on Form S-4 of Avondale (No. 333-70017)

            10.5           Form of Employment Agreement between the Company and
                           Burton Field

            10.6 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.3 to Avondale's Registration Statement on Form S-8 (No. 33-98860))

            10.7 Recognition and Retention Plan (incorporated by reference to Exhibit 4.3 to Avondale's Registration Statement on Form S-8 (No. 33-98862))

            10.8 Unfunded Deferred Compensation Plan for Directors and Executive Officers (incorporated by reference to Exhibit 4.3 to Avondale's Registration Statement on Form S-8 (No. 333-4592))

            10.9           Omnibus Plan (incorporated by reference to Exhibit
                           10.1 to Avondale's Annual Report on Form 10-K for the year ended December 31, 1996)

            10.10 Supplemental Executive Retirement Plan Agreement (incorporated by reference to Exhibit 10.2 to Avondale's Annual Report on Form 10-K for the year ended December 31, 1996)

            21             Subsidiaries

            27             Financial Data Schedule

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED, ON THIS 30TH DAY OF MARCH, 2000.

                              MB FINANCIAL, INC.
                               (registrant)

                              By:   /s/    MITCHELL FEIGER
                                 --------------------------
                                           MITCHELL FEIGER
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

                              By:   /s/     HOWARD A. JAFFE
                                 --------------------------
                                           HOWARD A. JAFFE
                                           VICE PRESIDENT
                                           AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED. EACH DIRECTOR OF THE REGISTRANT, WHOSE SIGNATURE APPEARS BELOW, HEREBY APPOINTS MITCHELL FEIGER AND HOWARD A. JAFFE AND EACH OF THEM SEVERALLY, AS HIS ATTORNEY-IN-FACT, TO SIGN IN HIS NAME AND ON HIS BEHALF, AS A DIRECTOR OF THE REGISTRANT, AND TO FILE WITH THE COMMISSION ANY AND ALL AMENDMENTS TO THIS REPORT ON FORM 10-K, ON THIS THE 30TH DAY OF MARCH 1999.

              SIGNATURE                                          TITLE

/s/   Robert S. Engelman, Jr.                                  Director
------------------------------------------------------
      ROBERT S. ENGELMAN, JR.

/s/   Thomas F. Carey                                          Director
------------------------------------------------------
      THOMAS F. CAREY

/s/   R. Thomas Eiff                                           Director
------------------------------------------------------
      R. THOMAS EIFF

/s/   Alfred Feiger                                            Director
------------------------------------------------------
      ALFRED FEIGER

/s/   Mitchell Feiger                                          Director
------------------------------------------------------
      MITCHELL FEIGER

/s/   Burton J. Field                                          Director
------------------------------------------------------
      BURTON J. FIELD

/s/   Lawrence E. Gilford                                      Director
------------------------------------------------------
      LAWRENCE E. GILFORD

/s/   Richard I. Gilford                                       Director
------------------------------------------------------
      RICHARD I. GILFORD

/s/   David L. Husman                                          Director
------------------------------------------------------
      DAVID L. HUSMAN

/s/   Arthur L. Knight, Jr.                                    Director
------------------------------------------------------
      ARTHUR L. KNIGHT, JR.

/s/   Peter G. Krivkovich                                      Director
------------------------------------------------------
      PETER G. KRIVKOVICH

/s/   Clarence Mann                                            Director
------------------------------------------------------
      CLARENCE MANN

/s/   Hipolito Roldan                                          Director
------------------------------------------------------
      HIPOLITO ROLDAN

/s/   Robert A. Wislow                                         Director
------------------------------------------------------
      ROBERT A. WISLOW

                       MB FINANCIAL, INC. AND SUBSIDIARIES

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                  EXHIBIT INDEX

 EXHIBITS                                                          PAGE

   10.5   Form of Employment Agreement with Burton Field            82
    21    Subsidiaries of the Company                               89
    27    Financial Data Schedule