Form 10-Q
period 2000-03-31
MB FINANCIAL INC
filed 2000-05-12
CIK 908143

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-24566

                               MB FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   36-3895923

                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

               1200 NORTH ASHLAND AVENUE, CHICAGO, ILLINOIS 60622
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of May 12, 2000.

===============================================================================

                       MB FINANCIAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2000, DECEMBER 31, 1999 AND MARCH 31, 1999                 3

           CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999                4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999        5 - 6


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                      7 - 9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10 - 20

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         20

PART II.   OTHER INFORMATION

           SIGNATURES                                                                                         21

PART I. - FINANCIAL INFORMATION

         ITEM 1. - FINANCIAL STATEMENTS

MB FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2000, DECEMBER 31, 1999 AND MARCH 31, 1999
(UNAUDITED)
(STATEMENT AMOUNTS IN THOUSANDS)

                                                                               March 31,          December 31,       March 31,
                                                                                  2000                1999              1999
                                                                              -------------------------------------------------
ASSETS

Cash and due from banks                                                        $    21,994       $    29,420       $    34,597
Other interest bearing deposits                                                      1,907             1,487               941
Federal funds sold                                                                       -                 -            42,200
Investment securities:

    Securities available for sale                                                  266,750           271,313           377,893
    Securities held to maturity (fair value of $11,259 at March 31, 1999)                -                 -            10,932


Stock in Federal Home Loan Bank                                                      7,290             6,290             7,904
Loans                                                                              928,567           903,126           785,909
    Less:  allowance for loan losses                                                12,248            12,197            15,766
                                                                               -----------       -----------       -----------
       Net loans                                                                   916,319           890,929           770,143
Lease investments, net                                                              38,408            38,034            20,177
Premises and equipment, net                                                         15,251            15,304            14,723
Cash surrender value of life insurance                                              30,162                 -                 -
Interest only securities                                                            13,785            13,821            14,854
Intangibles, net                                                                    15,935            16,265            18,118
Other assets                                                                        29,621            26,563            29,345
                                                                               -----------       -----------       -----------

          TOTAL ASSETS                                                         $ 1,357,422       $ 1,309,426       $ 1,341,827
                                                                               -----------       -----------       -----------
                                                                               -----------       -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

    Deposits:

       Non-interest bearing                                                    $   141,488       $   145,059       $   141,224
       Interest bearing                                                            815,434           791,016           827,193
                                                                               -----------       -----------       -----------
          TOTAL DEPOSITS                                                           956,922           936,075           968,417
Short-term borrowings                                                              267,671           244,569           138,008
Long-term borrowings                                                                32,403            32,698           138,143
Other liabilities                                                                   18,977            16,706            23,451
                                                                               -----------       -----------       -----------
          TOTAL LIABILITIES                                                      1,275,973         1,230,048         1,268,019
                                                                               -----------       -----------       -----------



STOCKHOLDERS' EQUITY

    Common stock, ($0.01 par value; authorized 20,000,000 shares;
       issued 7,064,515 shares)                                                         71                71                71
    Additional paid-in capital                                                      50,656            50,656            50,447
    Retained earnings                                                               34,873            32,186            23,676
    Accumulated other comprehensive (loss)                                          (4,151)           (3,535)             (386)
                                                                               -----------       -----------       -----------
          TOTAL STOCKHOLDERS' EQUITY                                                81,449            79,378            73,808
                                                                               -----------       -----------       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,357,422       $ 1,309,426       $ 1,341,827
                                                                               -----------       -----------       -----------
                                                                               -----------       -----------       -----------

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(STATEMENT AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
(UNAUDITED)

                                                                  Three Months Ended March 31,
                                                              ----------------------------------
                                                                     2000             1999
                                                              ----------------------------------
Interest Income:
    Loans                                                      $    19,010       $    12,705
    Investment securities:
      Taxable                                                        4,494             3,736
      Nontaxable                                                        79                79
    Federal funds sold                                                   -               293
    Other interest bearing accounts                                     23                17
                                                               -----------       -----------
      TOTAL INTEREST INCOME                                         23,606            16,830
                                                               -----------       -----------
Interest expense:
    Deposits                                                         8,464             6,304
    Short-term borrowings                                            3,625             1,507
    Long-term borrowings                                               636             1,070
                                                               -----------       -----------
      TOTAL INTEREST EXPENSE                                        12,725             8,881
                                                               -----------       -----------
NET INTEREST INCOME                                                 10,881             7,949

Provision for loan losses                                              750               246
                                                               -----------       -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           10,131             7,703
                                                               -----------       -----------
Other income:
    Loan service fees                                                  774               400
    Deposit service fees                                               832               691
    Lease financing, net                                               303               237
    Increase in cash surrender value of life insurance                 162                 -
    Other operating income                                             701               235
                                                               -----------       -----------
      TOTAL OTHER INCOME                                             2,772             1,563
                                                               -----------       -----------
Other expense:
    Salaries and employee benefits                                   4,790             3,817
    Occupancy and equipment expenses                                 1,655             1,275
    Intangibles amortization expense                                   484               618
    Other operating expenses                                         2,032             1,353
                                                               -----------       -----------
      TOTAL OTHER EXPENSE                                            8,961             7,063
                                                               -----------       -----------
      INCOME BEFORE INCOME TAXES                                     3,942             2,203
                                                               -----------       -----------
Income taxes                                                         1,255               759
      NET INCOME                                                     2,687             1,444
                                                               -----------       -----------
                                                               -----------       -----------
Other comprehensive income:
    Unrealized securities (losses), net of income taxes               (616)             (730)
                                                               -----------       -----------
                                                               -----------       -----------
      COMPREHENSIVE INCOME                                     $     2,071       $       714
                                                               -----------       -----------
                                                               -----------       -----------
COMMON SHARE DATA:
    Basic earnings per common share                            $      0.38       $      0.28
    Diluted earnings per common share                          $      0.38       $      0.28
    Weighted average common shares outstanding                   7,064,515         5,126,289

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)                                                                   THREE MONTHS ENDED
(STATEMENT AMOUNTS IN THOUSANDS)                                                  MARCH 31,
                                                                              2000          1999
-------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                                 2,687         1,444
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                               3,334         2,141
  Amortization of intangibles                                                  484           619
  Provision for loan losses                                                    750           246
  (Credit) for deferred income taxes                                          (426)         (242)
  Bond (accretion), net                                                        (38)         (999)
  (Increase) in cash surrender value of life insurance                        (162)            -
  (Increase) decrease in other assets                                       (2,409)          924
  Amortization of interest only securities                                      69             -
  Increase in other liabilities                                              2,697         4,174
                                                                            ------        ------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                          6,986         8,307
                                                                            ------        ------
Cash Flows From Investing Activities
  Proceeds from maturities and calls of securities available for sale        5,675        33,580
  Proceeds from maturities and calls of securities held to maturity              -           226
  Purchase of securities available for sale                                 (2,054)       (7,833)
  Purchase of stock in Federal Home Loan Bank                               (1,000)            -
  Federal funds sold, net                                                        -        23,650
  Net (increase) decrease in other interest bearing deposits                  (420)          531
  (Increase) in loans, net of principal collections                        (26,458)      (36,657)
  Purchases of premises and equipment and leased equipment                  (3,754)         (785)
  Principal collected on lease investments                                      99            97
  Purchase of minority interests                                              (154)            -
  Purchase of cash surrender value of life insurance                       (30,000)            -
  Cash acquired through merger with Avondale Financial Corp.                     -         7,224
                                                                            ------        ------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (58,066)       20,033
                                                                            ------        ------
Cash Flows From Financing Activities
  Net increase (decrease) in noninterest bearing deposits                   (3,571)       13,006
  Net increase (decrease) in interest bearing deposits                      24,418       (33,211)
  Net increase in short-term borrowings                                     23,102         2,487
  Proceeds from long-term borrowings                                             -         1,000
  Principal paid on long-term borrowings                                      (295)         (694)
                                                                            ------        ------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               43,654       (17,412)
                                                                            ------        ------
          NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                (7,426)       10,928
Cash and due from banks:
  Beginning                                                                 29,420        23,669
                                                                            ------        ------
  Ending                                                                    21,994        34,597
                                                                            ------        ------
                                                                            ------        ------


                                   (continued)

YEARS ENDED MARCH 31, 2000 AND 1999
(STATEMENT AMOUNTS IN THOUSANDS)

                                                                           2000            1999
------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                                     $    8,188       $   4,688
    Other interest paid                                                  2,198           1,028
    Income taxes paid, net of refunds                                        -               -
Supplemental Schedule of Noncash Investing Activities
  Merger with Avondale Financial Corp.
    Noncash assets acquired:
      Securities available for sale                                                  $ 183,700
      Stock in Federal Home Loan Bank                                                    5,290
      Federal funds sold                                                                45,500
      Other interest bearing deposits                                                    1,472
      Loans, net                                                                       203,355
      Premises and equipment                                                             2,939
      Accrued interest and other assets                                                 20,358
      Intangibles, net                                                                     443
      Interest only securities                                                          14,009
                                                                                    ------------
                                                                                       477,066
                                                                                    ------------
    Liabilities assumed:
      Interest bearing deposits                                                        342,961
      Short-term borrowings                                                              5,000
      Long-term borrowings                                                             100,803
      Other liabilities                                                                  7,982
                                                                                    ------------
                                                                                       456,746
          NET NONCASH ASSETS ACQUIRED                                                   20,320
                                                                                    ------------
          CASH ACQUIRED                                                              $   7,224
                                                                                    ============
Real estate acquired in settlement of losses                        $      319       $       9
                                                                  ============      ============


See Notes to Consolidated Financial Statements.

                               MB FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes the disclosures made in the consolidated financial statements are adequate so that the financial statements are not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements.

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

2.  THE MERGER

         On February 26, 1999, Coal City Corporation ("CCC"), the holding company for Manufacturers Bank ("Bank") was merged with and into Avondale Financial Corp. ("Avondale"), the holding company for Avondale Federal Savings Bank. The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank. Total assets for Avondale were $484.3 million at the merger date, and Avondale operated out of five locations in the Chicago metropolitan area.

         Since the CCC stockholders owned more than 50% of the combined company, the transaction was accounted for as a reverse acquisition using the purchase method of accounting with CCC being the accounting acquirer. As a result, the post-merger historical financial statements of the combined company are CCC's as the accounting acquirer, and includes the operating results of Avondale since the merger date. Total consideration, based upon Avondale's shares outstanding at the merger date times the estimated market value per share at the merger announcement date, was $26.4 million plus $1.1 million of merger expenses incurred by CCC. Included in the purchase accounting adjustments was an accrual of $4.4 million for merger related costs. The accrual included estimated costs for termination of data processing contracts, professional fees, severance and personnel related expenses and lease contracts. At March 31, 2000, the remaining liability was approximately $895 thousand primarily for lease contracts and severance costs. The majority of the remaining costs are scheduled to be payable by the end of 2000. Unless the context otherwise requires, the term the "Company" includes MB Financial, Inc., its subsidiaries and predecessor.

3.  REGULATORY CAPITAL

         The Company and it's subsidiary, Manufacturers Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and Bank's assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes the Company and Bank meet all capital adequacy requirements to which they are subject as of March 31, 2000.

         As of March 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the "well capitalized" column in the table below. There are no conditions or events since that notification that management believes have changed the Bank's categories.

         The required and actual amounts and ratios for the Company and the Bank are presented below (dollars in thousands):

                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                            FOR CAPITAL             PROMPT CORRECTIVE
                                                    ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                            ------------------------ -------------------------- --------------------------
                                               AMOUNT       RATIO       AMOUNT        RATIO         AMOUNT        RATIO
                                            ------------- ---------- -------------- ----------- --------------- ----------
As of March 31, 2000 (unaudited)
Total capital (to risk-weighted assets):
      MB Financial, Inc.                     $   108,001      9.74%   $     88,734       8.00%             N/A        N/A
      Manufacturers Bank                         112,010     10.11%         88,633       8.00%    $    110,791     10.00%
Tier 1 capital (to risk-weighted assets):

      MB Financial, Inc.                          95,753      8.63%         44,367       4.00%             N/A        N/A
      Manufacturers Bank                          99,762      9.00%         44,316       4.00%          66,474      6.00%
Tier 1 capital (to average assets):

      MB Financial, Inc.                          95,753      7.40%         51,744       4.00%             N/A        N/A
      Manufacturers Bank                          99,762      7.72%         51,702       4.00%          64,628      5.00%

4.   EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                           THREE MONTHS ENDED MARCH 31,
                                        -------------------------------
                                               2000             1999
                                        ---------------- --------------
Basic:
     Net income                             $    2,687   $    1,444
     Average shares outstanding              7,064,515    5,126,289
                                            ----------   ----------
Basic earnings per share                    $     0.38   $     0.28
                                            ==========   ==========

Diluted:

     Net income                             $    2,687   $    1,444
     Average shares outstanding              7,064,515    5,126,289
     Net effect of dilutive stock options         --         27,878
                                            ==========   ==========
Total                                        7,064,515    5,154,167
                                            ==========   ==========
Diluted earnings per share                  $     0.38   $     0.28
                                            ==========   ==========

5.  LONG-TERM BORROWINGS

         The following table presents long-term borrowings for the periods indicated (in thousands):

                                                          MARCH 31,        DECEMBER 31,        MARCH 31,
                                                             2000               1999             1999
                                                      ------------------ ------------------ ----------------
Preferred Capital Securities                             $       25,000     $       25,000    $      25,000
Loans for the purchase of equipment and other loans               6,600              6,895            7,840
Federal Home Loan Bank advances                                     803                803          100,803
Correspondent bank lines of credit                                    -                  -            4,500
                                                      ------------------ ------------------ ----------------
                                                         $       32,403     $       32,698    $     138,143
                                                      ================== ================== ================

         At March 31, 2000, December 31, 1999 and March 31, 1999, the Company had Preferred Capital Securities of $25.0 million which were issued in July 1998. These Preferred Capital Securities were issued with a floating rate through Coal City Capital Trust I (Trust), a statutory business trust and wholly owned subsidiary of the Company. The Preferred Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 180 basis points. Proceeds from the sale of the Preferred Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points) Junior Subordinated Deferrable Interest Debentures (Debentures) issued by the Company which represents all of the assets of the Trust. The Preferred Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Preferred Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

         At March 31, 2000, December 31, 1999 and March 31, 1999, the Company had loans for the purchase of equipment and other loans of $6.6 million, $6.9 million and $7.8 million, respectively. At March 31, 2000, these loans had various interest rates and various scheduled maturity dates through June 2004. Equipment included in lease investments is pledged as collateral on these notes.

         At March 31, 2000, December 31, 1999 and March 31, 1999, the Company had advances from the Federal Home Loan Bank of $803 thousand, $803 thousand and $100.8 million, respectively. The Company pledged its stock in the Federal Home Loan Bank as collateral for these advances. In addition, the Company is required to maintain certain qualifying first mortgage loans or mortgage backed securities in an amount equal to at least 170% of the outstanding advances. At March 31, 2000, December 31, 1999 and March 31, 1999, $803 thousand of the advances bears interest at a rate of 2.50% and are scheduled to mature in 2003. At March 31, 1999, $100.0 million of the advances bears interest at a rate of 4.69% and are scheduled to mature in 2008; they are callable, however, at any time by the Federal Home Loan Bank. In 1999, subsequent to March 31, 1999, the $100.0 million of advances were reclassified from long-term to short-term borrowings, as these borrowings were called and re-negotiated.

         The Company had two lines of credit for a secured note payable and an unsecured note payable with a correspondent bank at March 31, 1999. The secured note payable had an outstanding balance of $4.2 million, bearing interest at a rate equal to the adjusted LIBOR, 6.19%, and required quarterly payments of interest only on the outstanding balance at March 31, 1999. The unsecured note payable had an outstanding balance of $250 thousand, bearing interest at a rate equal to the bank's prime rate, 7.75%, and required quarterly payments of interest only on the outstanding balance at March 31, 1999. At July 31, 1999, both notes were converted to short-term borrowings.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB adopted SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB adopted SFAS 137 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. SFAS 133, as amended by SFAS 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137, may be implemented as of the beginning of any fiscal quarter after September 30, 1998 but cannot be applied retroactively. Management has not yet determined the impact of this standard.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATION AND SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. ON FEBRUARY 26, 1999, COAL CITY CORPORATION, THE HOLDING COMPANY FOR MANUFACTURERS BANK, WAS MERGED WITH AND INTO AVONDALE FINANCIAL CORP., THE HOLDING COMPANY FOR AVONDALE FEDERAL SAVINGS BANK. THE RESULTING ENTITY WAS RENAMED MB FINANCIAL, INC. SIMULTANEOUSLY, AVONDALE FEDERAL SAVINGS BANK WAS MERGED INTO MANUFACTURERS BANK. THIS TRANSACTION SIGNIFICANTLY AFFECTS THE COMPARATIVE INFORMATION DISCUSSED BELOW.

         GENERAL

         The profitability of the Company's operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. The Company's net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover estimated credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income. Other expenses include salaries and employee benefits along with occupancy and equipment expenses, intangibles amortization and other operating expenses.

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

         RESULTS OF OPERATIONS

         The Company had net income of $2.7 million for the first quarter of 2000 compared to $1.4 million for the first quarter of 1999. Net interest income increased $2.9 million to $10.9 million for the first quarter of 2000 compared to $7.9 million for the same period in 1999. The increase in net interest income was due to growth in the Company's commercial and lease banking businesses as well as the merger. First quarter of 1999 included the operating results of Avondale for the month of March only, while the first quarter of 2000 included the combined company's operating results for the entire three-month period.

         Other income increased $1.2 million to $2.8 million for the quarter ended March 31, 2000 from $1.6 million for the same period in 1999. This increase was due to increases in loan service fees, deposit service fees, and other operating income primarily as a result of the merger. In addition, the Company had income from increase in cash surrender value of life insurance which the Company invested in as of March 2, 2000. Also contributing to the increase in other income was an increase in other operating income resulting from expanded brokerage fee activities and a net gain on the sale of other real estate owned.

         Other expense increased $1.9 million from $7.1 million for the first quarter of 1999 to $9.0 million for the first quarter of 2000 mainly from the merger. The increase in other expense included increases in salaries and employee benefits, occupancy and equipment expense, and other operating expense which had increases in advertising and marketing, computer services, stationery and supplies, and telecommunication costs.

         NET INTEREST MARGIN

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended March 31, 2000 and a 34% tax rate for the three months ended March 31, 1999 (dollars in thousands).

                                                                                THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------------------------------------------------------
                                                                       2000                                    1999
                                                   ---------------------------------------- ----------------------------------------
                                                       AVERAGE                     YIELD/      AVERAGE                       YIELD/
                                                       BALANCE        INTEREST      RATE       BALANCE        INTEREST        RATE
                                                   --------------------------------------------------------------------------------

INTEREST EARNING ASSETS:
Loans (1) (2)                                       $      901,616   $    19,010      8.46%   $   628,975     $   12,705     8.19%
Taxable investment securities                              270,069         4,494      6.67%       281,525          3,736     5.38%
Investment securities exempt from federal
       income taxes (3)                                      5,154           122      9.46%         5,517            120     8.82%
Federal funds sold                                               -             -         -         25,396            293     4.68%
Other interest bearing deposits                              1,827            23      5.05%         1,453             17     4.74%
                                                   ---------------- -------------            ------------- --------------
       Total interest earning assets                     1,178,666        23,649      8.05%       942,866         16,871     7.26%
                                                                    -------------                          --------------
       Non-interest earning assets                         130,868                                 84,905
                                                   ================                          ==============
       Total assets                                 $    1,309,534                            $ 1,027,771
                                                   ================                          ==============

INTEREST BEARING LIABILITIES:
Deposits:

       NOW and money market deposit accounts        $      168,309         1,165      2.78%   $   152,649          1,080     2.87%
       Savings deposits                                    149,366           907      2.44%       112,491            687     2.48%
       Time deposits                                       475,014         6,392      5.40%       357,452          4,537     5.15%
Short-term borrowings                                      245,958         3,625      5.91%       133,931          1,507     4.56%
Long-term borrowings                                        32,204           636      7.92%        71,750          1,070     6.05%
                                                   ---------------- -------------            ------------- --------------
       Total interest bearing liabilities                1,070,851        12,725      4.77%       828,273          8,881     4.35%
                                                                    -------------                          --------------
Demand deposits - non-interest bearing                     139,685                                128,319
Other non-interest bearing liabilities                      17,058                                 14,374
Stockholders' equity                                        81,940                                 56,805
                                                   ----------------                          -------------
       Total liabilities and stockholders' equity   $    1,309,534                            $ 1,027,771
                                                   ================                          ==============
       Net interest income/interest rate spread (4)                 $     10,924      3.28%                   $    7,990     2.91%
                                                                    =============                          ==============
       Net interest margin (5)                                                        3.72%                                  3.44%

(1)      Non-accrual loans are included in average loans.
(2) Interest income includes loan origination fees of $387,000 and $189,000 for the three months ended March 31, 2000 and 1999, respectively.
(3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended March 31, 2000 and a 34% tax rate for the three months ended March 31, 1999.
(4) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest earning assets.

         The Company's net interest income increased $2.9 million to $10.9 million for the quarter ended March 31, 2000 from $7.9 million for the quarter ended March 31, 1999 due to growth in commercial and lease banking businesses and the merger. Details underlying the increase in net interest income included an increase in interest income of $6.8 million, or 40.3%, due to a $235.8 million, or 25.0%, increase in average interest earning assets, partially offset by an increase in interest expense of $3.8 million, or 43.3%, due to a $242.6 million, or 29.3%, increase in average interest bearing liabilities. The net interest margin increased from 3.44% for the quarter ended March 31, 1999 to 3.72% for the same period in 2000. The net interest margin for the first quarter of 1999 was lower due to increased leverage in the Company's balance sheet resulting from approximately $70.2 million of investments funded by repurchase agreements compared to the same period in 2000. Excluding the effect of the increased leverage in the Company's balance sheet, the net interest margin for the first quarter of 1999 would have been 3.85% and 3.80% for the first quarter of 2000. In addition, the Company purchased $30.0 million in cash surrender value of life insurance in March of 2000. This transaction has the effect of reducing the net interest margin by 0.03% in the first quarter of 2000.

         RATE VOLUME ANALYSIS OF NET INTEREST INCOME

         The following table presents the extent to which changes in interest rates and changes in volume of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided on changes in each category attributable to (i) changes attributable to changes in volume, (changes in volume multiplied by prior period rate); (ii) changes attributable to changes in rate (changes in rate multiplied by current period volume) and (iii) the total changes (in thousands).

                                                             THREE MONTHS ENDED MARCH 31, 2000
                                                                 COMPARED TO MARCH 31, 1999
                                                           ---------------------------------------
                                                             CHANGE       CHANGE
                                                             DUE TO       DUE TO        TOTAL
                                                             VOLUME        RATE         CHANGE
                                                           ------------ ------------ -------------
INTEREST EARNING ASSETS:
Loans                                                      $    5,710    $     595    $    6,305
Taxable investment securities                                    (112)         870           758
Investment securities exempt from federal income
  taxes (1)                                                        (7)           9             2

Federal funds sold                                               (293)           -          (293)
Other interest bearing deposits                                     5            1             6
                                                           ------------ ------------ -------------
       Total increase in interest income                        5,303        1,475         6,778
                                                           ------------ ------------ -------------
INTEREST BEARING LIABILITIES:
Deposits:
       NOW and money market deposit accounts                      124          (39)           85
       Savings deposits                                           235          (15)          220
       Time deposits                                            1,559          296         1,855
Short-term borrowings                                           1,291          827         2,118
Long-term borrowings                                             (584)         150          (434)
                                                           ------------ ------------ -------------
       Total increase in interest expense                       2,625        1,219         3,844
                                                           ============ ============ =============
       Increase in net interest income                     $    2,678    $     256    $    2,934
                                                           ============ ============ =============

(1) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% rate for the three months ended March 31, 2000 and a 34% tax rate for the three months ended March 31, 1999.

         OTHER INCOME

         Other income increased $1.2 million to $2.8 million for the quarter ended March 31, 2000 from $1.6 million for the same period in 1999. This increase was the result of a $374 thousand increase in loan service fees and a $141 thousand increase in deposit service fees mainly due to the merger. In addition, the Company had a $162 thousand increase in cash surrender value of life insurance which the Company invested in as of March 2, 2000. Also contributing to the increase in other income was a $119 thousand increase in brokerage fees due to the expansion of brokerage servicing fee activities, and a $85 thousand increase in net gain on the sale of other real estate owned.

         OTHER EXPENSE

         Other expense increased from $7.1 million for the first quarter of 1999 to $9.0 million for the first quarter of 2000. The increase in other expense was primarily due to the merger and included a $973 thousand increase in salaries and employee benefits, a $380 thousand increase in occupancy and equipment expense which included a $202 thousand increase in office rental and a $80 thousand increase in banking house depreciation, and a $679 thousand increase in other operating expense. Other operating expense increases resulted from a $204 thousand increase in advertising and marketing, a $112 thousand increase in computer services, a $92 thousand increase in stationery and supplies, and a $74 thousand increase in telecommunication costs.

         INCOME TAXES

         The Company recorded an income tax expense of $1.3 million for the three months ended March 31, 2000, compared to $759 thousand for the same period in 1999 reflecting the increase in the Company's income before taxes in 2000 due to the merger. The effective tax rate was 31.8% for the three months ended March 31, 2000 and 34.5% for the same period in 1999.

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

         If the Company's acquisitions had met certain accounting rules, the pooling of interest method of accounting may have been used to account for the Company's acquisitions. Under this method of accounting, no goodwill or core deposit intangibles would have been recorded. Consequently, net income is not reduced for the amortization of core deposit intangibles or goodwill. Since application of the two methods can result in dramatically different net income, management, certain analysts and certain peer financial institutions have been computing cash earnings in order to compare results. Cash earnings is presently not a defined term or concept under generally accepted accounting principles.

         The following table sets forth the Company's cash earnings, which is defined by management as net income excluding amortization of core deposit intangibles and goodwill and the related deferred income tax effect (dollars in thousands except earnings per share data):

                                                                 THREE MONTHS ENDED
                                                      -------------------------------------
                                                         MARCH 31, 2000      MARCH 31, 1999
                                                      -------------------------------------
Net income                                                 $       2,687      $      1,444
Goodwill amortization                                                204               204
Core deposit intangibles amortization (net of tax)                   183               273
                                                      -------------------------------------

Cash earnings to common stockholders                       $       3,074      $      1,921
                                                      =====================================

Average tangible assets                                        1,294,656         1,011,326
Average tangible equity                                           71,293            40,191

Cash earnings per share: (1)

    Basic                                                  $        0.44      $       0.37
    Diluted                                                $        0.44      $       0.37

Performance ratios: (2)

    Cash return on average tangible assets                         0.95%             0.77%
    Cash return on average tangible equity                        17.29%            19.39%

(1) Basic earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period, including additional shares that would have been outstanding if dilutive potential shares had been issued.

(2) Cash return on average tangible assets and equity has been annualized for the three months ended March 31, 2000 and March 31, 1999.

         BALANCE SHEET REVIEW

         Total assets increased $48.0 million to $1.4 billion at March 31, 2000 compared to $1.3 billion at December 31, 1999. The increase was due to a $25.4 million increase in loans and the purchase of $30.0 million in cash surrender value of life insurance in March of 2000. Offsetting this increase was a $4.6 million decrease in securities available for sale.

         Total deposits increased $20.8 million to $956.9 million at March 31, 2000 compared to $936.1 million at December 31, 1999 as the Company acquired $25.6 million in broker deposits in the first quarter of 2000. These deposits are long-term and mature between March 2003 and February 2005. Short-term borrowings increased $23.1 million to $267.7 million at March 31, 2000 compared to $244.6 million at December 31, 1999. The increase was due primarily to a $20.0 million increase in Federal Home Loan Bank advances. Long-term borrowings remained relatively flat at $32.4 million at March 31, 2000 compared to $32.7 million at December 31, 1999.

         Total assets increased $15.6 million to $1.4 billion at March 31, 2000 compared to $1.3 billion at March 31, 1999. The increase was due to a $142.7 million increase in loans and a $18.2 million increase in net lease investments as a result of the Company's strong and continuing growth in its commercial and lease banking businesses. In addition, the Company purchased $30.0 million in cash surrender value of life insurance in March of 2000. Offsetting this increase was a $111.1 million decrease in securities available for sale, due to a $70.2 million decrease in investments funded by short-term borrowings, and a $42.2 million decrease in Federal funds sold.

         Short-term borrowings increased $129.7 million to $267.7 million at March 31, 2000 compared to $138.0 million at March 31, 1999. The increase was due to a $140.0 million increase in Federal Home Loan Bank advances, of which $100.0 million was reclassified to short-term borrowings from long-term borrowings, a $61.9 million increase in Federal funds purchased and a $70.2 million decrease in repurchase agreements used to fund U.S. Treasury investments. Long-term borrowings decreased $105.7 million to $32.4 million at March 31, 2000 compared to $138.1 million at March 31, 1999. The decrease was due to a $100.0 million decrease in Federal Home Loan Bank advances reclassified from long-term borrowings to short-term borrowings.

         LOAN PORTFOLIO

         The following table sets forth the composition of the loan portfolio (dollars in thousands):

                                                         MARCH 31,                 DECEMBER 31,                   MARCH 31,
                                                           2000                         1999                        1999
                                                  -------------------------- ---------------------------- ------------------------
                                                     AMOUNT       PERCENT        AMOUNT        PERCENT       AMOUNT      PERCENT
                                                  -------------- ----------- --------------- ------------ ------------- ----------
Manufacturers Bank - core business:
       Commercial                                  $   161,827       17.43%    $   154,833        17.14%  $   128,798      16.39%
       Commercial loans collateralized by
          lease payments                               195,752       21.08%        186,895        20.70%      127,343      16.20%
       Commercial real estate                          285,074       30.70%        249,107        27.58%      215,294      27.40%
       Residential real estate                         106,240       11.44%        129,040        14.29%      141,635      18.02%
       Construction real estate                         57,126        6.15%         58,447         6.47%       29,963       3.81%
       Installment and other                            42,565        4.59%         39,603         4.39%       28,021       3.57%
                                                  -------------- ----------- --------------- ------------ ------------- ----------
Total Manufacturers Bank - core business               848,584       91.39%        817,925        90.57%      671,054      85.39%

Acquired from Avondale Federal Savings Bank:

       Residential real estate                          14,161        1.52%         14,593         1.61%       16,171       2.06%
       Credit scored mortgage loans                     55,486        5.98%         59,716         6.61%       81,893      10.42%
       Installment and other                            10,336        1.11%         10,892         1.21%       16,791       2.13%
                                                  -------------- ----------- --------------- ------------ ------------- ----------
Total loans acquired from Avondale Federal

       Savings Bank                                     79,983        8.61%         85,201         9.43%      114,855      14.61%
                                                  -------------- ----------- --------------- ------------ ------------- ----------
          Gross loans                                  928,567      100.00%        903,126       100.00%      785,909     100.00%
                                                                 ===========                 ============               ==========
Allowance for loan losses                              (12,248)                    (12,197)                   (15,766)
                                                  --------------             ---------------              -------------
       Net loans                                   $   916,319                 $   890,929                $   770,143
                                                  ==============             ===============              =============

         Net loans increased $25.4 million from $890.9 million at December 31, 1999 and $146.2 million from $770.1 million at March 31, 1999 to $916.3 million at March 31, 2000 due to growth in commercial and lease banking businesses.

         ASSET QUALITY

         The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

                                                                       MARCH 31,         DECEMBER 31,        MARCH 31,
                                                                           2000               1999             1999
                                                                   ------------------- ------------------ ----------------
Non-accruing loans:
   Manufacturers Bank - core business                               $        4,256   $        3,670   $       8,273
   Acquired from Avondale Federal Savings Bank - non-core
     business                                                                6,342            7,031           2,454

                                                                   ---------------- ---------------- ---------------
Total non-accruing loans                                                    10,598           10,701          10,727
                                                                   ---------------- ---------------- ---------------
Loans 90 days or more past due, still accruing interest:

   Manufacturers Bank - core business                                          119                -               -
   Acquired from Avondale Federal Savings Bank - non-core
     business                                                                   95                -               -

                                                                   ---------------- ---------------- ---------------
Total loans 90 days or more past due, still accruing interest                  214                -               -
                                                                   ---------------- ---------------- ---------------

Total non-performing loans                                                  10,812           10,701          10,727
                                                                   ---------------- ---------------- ---------------
Other real estate owned:

   Manufacturers Bank - core business                                            -              159             367
   Acquired from Avondale Federal Savings Bank - non-core
     business                                                                  511              194             373

                                                                   ---------------- ---------------- ---------------
Total other real estate owned                                                  511              353             740
                                                                   ---------------- ---------------- ---------------

Total non-performing assets                                         $       11,323   $       11,054   $      11,467
                                                                   ================ ================ ===============

Total non-performing loans to total loans                                    1.16%            1.20%           1.36%
Allowance for loan losses to non-performing loans                          113.28%          113.98%         146.97%
Total non-performing assets to total assets                                  0.83%            0.84%           0.85%

         At March 31, 2000, non-performing assets increased $269 thousand to $11.3 million from $11.1 million at December 31, 1999 due to a $111 thousand increase in non-performing loans and a $158 thousand increase in other real estate owned. At March 31, 2000, non-performing assets decreased $144 thousand to 11.3 million from 11.5 million at March 31, 1999 due to a $229 thousand decrease in other real estate owned offset by a $85 thousand increase in non-performing loans. The decrease in other real estate owned was due to Management's on-going efforts to sell these properties.

         ALLOWANCE FOR LOAN LOSSES

         A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

                                                                             THREE MONTHS ENDED
                                                                     ------------------ -----------------
                                                                         MARCH 31,         MARCH 31,
                                                                            2000              1999
                                                                     ------------------ -----------------

Balance at beginning of period                                        $        12,197    $        6,344
Additions resulting from merger                                                     -             9,489
Provision for loan losses                                                         750               246
Charge-offs:
   Manufacturers Bank - core business                                              70                 -
   Acquired from Avondale Federal Savings Bank - non-core business                690               410
                                                                     ------------------ -----------------
Total charge-offs                                                                 760               410
                                                                     ------------------ -----------------
Recoveries:
   Manufacturers Bank - core business                                              (9)                3
   Acquired from Avondale Federal Savings Bank - non-core business                 70                94
                                                                     ------------------ -----------------
Total recoveries                                                                   61                97
                                                                     ------------------ -----------------
Net charge-offs                                                                   699               313
                                                                     ------------------ -----------------
Balance at March 31,                                                  $        12,248    $       15,766
                                                                     ================== =================
Total loans at March 31,                                              $       928,567    $       785,909

Ratio of allowance to total loans                                                1.32%             2.01%

         The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. In February 1999, $9.5 million was added to the allowance for loan losses through the merger. Based on credit scoring and other criteria, the Company estimated the loan losses associated with the loan portfolio acquired through the merger. At the time of the merger, the estimated losses were fully reserved with the addition to the allowance for loan losses by Avondale. The provision for loan losses increased $504 thousand for the first quarter of 2000 compared to the same period for 1999 reflecting the increases in the loan portfolio and management's estimates of potential charge-offs.

         INTEREST ONLY SECURITIES

         At March 31, 2000 interest only securities acquired through the merger were $13.8 million. The value of these interest only securities is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only securities, as these securities are accounted for as securities available for sale. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

         The following table shows the results of the Company's assumptions used to estimate the fair value at March 31, 2000 (dollars in thousands):

                                                                   INTEREST ONLY SECURITY POOLS
                                             ----------------- ------------------ ----------------- ------------------
                                                   96-1              97-1               97-2              98-1
                                             ----------------- ------------------ ----------------- ------------------
                                              Adjustable (1)    Adjustable (1)     Adjustable (1)    Adjustable (1)
                                             ----------------- ------------------ ----------------- ------------------

Estimated fair value                                  $ 2,733            $ 2,735           $ 3,850            $ 4,467
Prepayment speed                                       35.00%             37.00%            35.00%             32.00%
Weighted-average life (in years) (2)                     1.99               1.95              2.09               2.46
Expected credit losses (3)                              5.42%              5.71%             5.95%              6.92%
Residual cash flows discounted at                      12.00%             12.00%            12.00%             12.00%
Loans outstanding at March 31, 2000                  $ 20,438           $ 25,934          $ 35,574           $ 61,250

         (1) Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

         (2) The weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the current principal balance. This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

         (3) Assumed remaining credit losses over the life remaining on the loans outstanding at March 31, 2000 are $1.1 million, $1.5 million, $2.1 million and $4.2 million for 96-1, 97-1, 97-2 and 98-1, respectively. The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

         INVESTMENT SECURITIES

         The following table sets forth the amortized cost and fair value of the Company's investment securities by accounting classification and type of security (in thousands):

                                                AT MARCH 31, 2000              AT DECEMBER 31, 1999             AT MARCH 31, 1999
                                          ------------- ------------- --------------- --------------- --------------- --------------
                                            AMORTIZED        FAIR       AMORTIZED          FAIR         AMORTIZED         FAIR
                                               COST         VALUE          COST           VALUE            COST           VALUE
                                          ------------- ------------- --------------- --------------- --------------- --------------
 Securities Available for Sale:
      U.S. Treasury securities             $         -   $         -   $         -   $           -   $     118,683   $    118,663
      U.S. Government agencies                  99,929        97,261        99,891          97,691         105,053        104,722
      States and political subdivisions          5,168         5,336         5,164           5,366               -              -
      Mortgage-backed securities               114,441       113,593       120,114         118,948         103,364        103,519
      Corporate bonds                           43,090        39,879        43,092          40,564          43,097         42,987
      Other securities                             958           958           962             958               -              -
      Investment in equity lines of
         credit trusts                           9,723         9,723         7,786           7,786           8,002          8,002
                                          ============= ============= ============= =============== === =========== ==============
         Total securities available for
         sale                              $   273,309   $   266,750   $   277,009   $     271,313   $     378,199   $    377,893
                                          ============= ============= ============= =============== === =========== ==============
     Securities Held to Maturity:

      States and political subdivisions    $         -   $         -   $         -   $           -   $       5,525   $      5,881
      Mortgage-backed securities                     -             -             -               -           4,444          4,415
      Other securities                               -             -             -               -             963            963
                                          ------------- ------------- ------------- --------------- --------------- --------------
         Total securities held to
         maturity                          $         -   $         -   $         -   $           -   $      10,932   $     11,259
                                          ============= ============= ============= =============== === =========== ==============

         LIQUIDITY AND SOURCES OF CAPITAL

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $7.0 million and $8.3 million for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by (used in) investing activities was ($58.1) million for the three months ended March 31, 2000 and $20.0 million for the same period in 1999. The increase in net cash used in investing activities for the first quarter of 2000 compared to the same period in 1999 was due to a decrease in proceeds from maturities and calls of securities available for sale, a decrease in net Federal funds sold and the purchase of cash surrender value of life insurance in March of 2000. Net cash provided by (used in) financing activities was $43.7 million for the three months ended March 31, 2000 and ($17.4) million for the same period in 1999. The increase in net cash provided by financing activities for the first quarter of 2000 compared to the same period in 1999 was due to increases in net interest bearing deposits and net short-term borrowings.

         The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the asset liability committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, more than $75.0 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank (FHLB) and has the ability to borrow from the FHLB. MB Financial, Inc. also maintains a line of credit with a large regional correspondent bank in the amount of $15.0 million. As of March 31, 2000, MB Financial had $10.0 million undrawn and available under its line of credit.

         The Bank's total risk-based capital ratio was 10.11%, Tier 1 capital to risk-weighted assets ratio was 9.00%, and Tier 1 capital to average asset ratio was 7.72% at March 31, 2000. The FDIC has categorized the bank subsidiary as "well capitalized" at March 31, 2000.

         As of March 31, 2000, the Company's book value per share was $11.53 compared to $10.45 at March 31, 1999. In addition, the Company's tangible book value per share was $9.43 at March 31, 2000 compared to $8.15 at March 31, 1999.

         YEAR 2000 COMPLIANCE

         In anticipation of potential year 2000 issues that result from the use of two-digit rather than four-digit dates in software, the Company implemented a program to assess its year 2000 readiness and, where appropriate, to implement corrective actions. As a result of its efforts, the Company was prepared for the transition to the year 2000 and did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. The company is not currently aware of any year 2000 problems that have materially affected its customers or vendors. Based on operations since January 1, 2000, the Company does not anticipate any material disruption in its operations as a result of any continuing year 2000 issues. However, it is possible that latent problems may surface in the future. The Company believes that any such problems are likely to be minor and correctable. The Company's costs for its year 2000 activities were not material.

         FORWARD LOOKING STATEMENTS

         Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:


    -   Federal and state legislative and regulatory developments;
    - Changes in management's estimate of the adequacy of the allowance for loan losses;
    -   Changes in management's valuation of the interest only securities;
    -   Changes in the level and direction of loan delinquencies and write-offs;
    - Interest rate movements and their impact on customer behavior and the Company's net interest margin;
    - The impact of repricing and competitors' pricing initiatives on loan and deposit products;
    - The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;
    -   The Company's ability to access cost effective funding; and
    -   Changes in financial markets and general economic conditions.


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2000, there has been no material change in market risk from December 31, 1999.

PART II. - OTHER INFORMATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on the 12th day of May 2000.

                               MB FINANCIAL, INC.

                             BY: /s/ Mitchell Feiger
                                ---------------------
                                 Mitchell Feiger

                             Chief Executive Officer
                          (PRINCIPAL EXECUTIVE OFFICER)

                             BY: /s/ Howard A. Jaffe
                                ---------------------
                                 Howard A. Jaffe

                   Vice President and Chief Financial Officer
             (PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)