Form 10-Q
period 2000-06-30
MB FINANCIAL INC
filed 2000-08-14
CIK 908143

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-24566

                               MB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                36-3895923
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

1200 NORTH ASHLAND AVENUE, CHICAGO, ILLINOIS            60622
  (Address of principal executive offices)            (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (773) 278-4040

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of August 14, 2000.

================================================================================

                       MB FINANCIAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2000, DECEMBER 31, 1999 AND JUNE 30, 1999                      3

         CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999            4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999             5 -  6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8 - 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            20

PART II. OTHER INFORMATION                                                                                     20

         SIGNATURES                                                                                            21

PART I. - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

MB FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2000, DECEMBER 31, 1999 AND JUNE 30, 1999
(UNAUDITED)
(STATEMENT AMOUNTS IN THOUSANDS)

                                                                          JUNE 30,       DECEMBER 31,      JUNE 30,
                                                                            2000             1999            1999
                                                                      -------------------------------------------------
ASSETS
Cash and due from banks                                                 $      25,537     $     29,420    $    30,953
Other interest bearing deposits                                                 1,080            1,487            469
Investment securities:
    Securities available for sale                                             259,740          271,313        254,288
    Securities held to maturity (fair value of $10,701 at June 30,                  -                -         10,573
       1999)
Stock in Federal Home Loan Bank                                                 7,290            6,290          5,290
Loans                                                                         977,445          903,126        826,153
    Less:  allowance for loan losses                                           12,638           12,197         14,453
                                                                      -------------------------------------------------
       Net loans                                                              964,807          890,929        811,700
Lease investments, net                                                         40,891           38,034         22,419
Premises and equipment, net                                                    15,038           15,304         14,855
Cash surrender value of life insurance                                         30,664                -              -
Interest only securities                                                       13,035           13,821         14,754
Intangibles, net                                                               15,452           16,265         17,500
Other assets                                                                   32,051           26,563         30,905
                                                                      -------------------------------------------------

          TOTAL ASSETS                                                  $   1,405,585     $  1,309,426    $ 1,213,706
                                                                      =================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits:
       Non-interest bearing                                             $     153,203    $     145,059    $   141,333
       Interest bearing                                                       825,708          791,016        797,520
                                                                      -------------------------------------------------
          TOTAL DEPOSITS                                                      978,911          936,075        938,853
Short-term borrowings                                                         290,873          244,569         42,411
Long-term borrowings                                                           32,503           32,698        136,802
Other liabilities                                                              19,914           16,706         20,950
                                                                      -------------------------------------------------
          TOTAL LIABILITIES                                                 1,322,201        1,230,048      1,139,016
                                                                      -------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, ($0.01 par value; authorized 20,000,000 shares;
       issued 7,064,515 shares)                                                    71               71             71
    Additional paid-in capital                                                 50,656           50,656         50,447
    Retained earnings                                                          37,707           32,186         26,427
    Accumulated other comprehensive (loss)                                     (5,050)          (3,535)        (2,255)
                                                                      -------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                           83,384           79,378         74,690
                                                                      -------------------------------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   1,405,585     $  1,309,426    $ 1,213,706
                                                                      =================================================

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(STATEMENT AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

                                                              THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------------------------------------------------
                                                                 2000             1999              2000              1999
                                                           ----------------------------------------------------------------------
Interest income:
    Loans                                                     $     20,599      $     16,140     $      39,609     $     28,942
    Investment securities:
      Taxable                                                        4,487             4,836             8,981            8,475
      Nontaxable                                                        78                81               157              160
    Federal funds sold                                                   -               325                 -              618
    Other interest bearing accounts                                     19                19                42               36
                                                           ----------------------------------------------------------------------
      TOTAL INTEREST INCOME                                         25,183            21,401            48,789           38,231
                                                           ----------------------------------------------------------------------
Interest expense:
    Deposits                                                         9,166             8,264            17,630           14,568
    Short-term borrowings                                            4,334               743             7,959            2,250
    Long-term borrowings                                               635             1,834             1,271            2,904
                                                           ----------------------------------------------------------------------
      TOTAL INTEREST EXPENSE                                        14,135            10,841            26,860           19,722
                                                           ----------------------------------------------------------------------
NET INTEREST INCOME                                                 11,048            10,560            21,929           18,509
Provision for loan losses                                              840               288             1,590              534
                                                           ----------------------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           10,208            10,272            20,339           17,975
                                                           ----------------------------------------------------------------------
Other income:
    Loan service fees                                                  619             1,077             1,393            1,477
    Deposit service fees                                               840               818             1,672            1,509
    Lease financing, net                                               363               229               666              466
    Net gains on sale of securities available for sale                   -                 7                 -                7
    Increase in cash surrender value of life insurance                 502                 -               664                -
    Other operating income                                             416               451             1,117              686
                                                           ----------------------------------------------------------------------
                                                                     2,740             2,582             5,512            4,145
                                                           ----------------------------------------------------------------------
Other expense:
    Salaries and employee benefits                                   4,494             4,450             9,284            8,267
    Occupancy and equipment expense                                  1,680             1,512             3,335            2,787
    Intangibles amortization expense                                   485               618               969            1,236
    Advertising and marketing expense                                  387               219               773              401
    Other operating expenses                                         1,912             1,933             3,558            3,164
                                                           ----------------------------------------------------------------------
                                                                     8,958             8,792            17,919           15,855
                                                           ----------------------------------------------------------------------
      INCOME BEFORE INCOME TAXES                                     3,990             4,062             7,932            6,265
Income taxes                                                         1,156             1,311             2,411            2,070
                                                           ----------------------------------------------------------------------
      NET INCOME                                                     2,834             2,751             5,521            4,195
                                                           ======================================================================
Other comprehensive income:
    Unrealized securities (losses), net of income taxes               (899)           (1,864)           (1,515)          (2,594)
    Less:  reclassification adjustments for gains included
      in net income, net of income taxes                                 -                 5                 -                5
                                                           ----------------------------------------------------------------------
      OTHER COMPREHENSIVE INCOME                                      (899)           (1,869)           (1,515)          (2,599)
                                                           ----------------------------------------------------------------------
      COMPREHENSIVE INCOME                                    $      1,935      $        882     $       4,006     $      1,596
                                                           ======================================================================


COMMON SHARE DATA:
    Basic earnings per common share                           $        0.40     $        0.39    $         0.78    $        0.69
    Diluted earnings per common share                         $        0.40     $        0.39    $         0.78    $        0.69
    Weighted average common shares outstanding                    7,064,515         7,064,515         7,064,515        6,105,417

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(STATEMENT AMOUNTS IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           2000           1999
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                                           $    5,521     $   4,195
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                              6,926         4,667
  (Gain) on disposal of leased equipment                                                      (76)            -
  Amortization of intangibles                                                                 969         1,236
  Provision for loan losses                                                                 1,590           534
  Deferred income taxes                                                                      (884)         (563)
  Bond (accretion), net                                                                       (66)       (1,279)
  Securities (gains), net                                                                       -            (7)
  (Increase) in cash surrender value of life insurance                                       (664)            -
  (Increase) in other assets                                                               (4,015)       (2,087)
  Increase in other liabilities                                                             4,092           408
                                                                                    -----------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                        13,393         7,104
                                                                                    -----------------------------
Cash Flows From Investing Activities
  Proceeds from sales of securities available for sale                                          -        19,998
  Proceeds from maturities and calls of securities available for sale                      12,326       157,083
  Proceeds from maturities and calls of securities held to maturity                             -           606
  Purchase of securities available for sale                                                (2,623)      (26,070)
  Purchase of stock in Federal Home Loan Bank                                              (1,000)            -
  Federal funds sold, net                                                                       -        65,850
  Other interest bearing deposits, net                                                        407         1,003
  (Increase) in loans, net of principal collections                                       (76,124)      (76,012)
  Purchases of premises and equipment and leased equipment                                 (9,789)       (5,782)
  Proceeds from sale of lease equipment                                                       155             -
  Principal collected on lease investments                                                    193           194
  Purchase of minority interests                                                             (156)            -
  Purchase of cash surrender value of life insurance                                      (30,000)            -
  Cash acquired through merger with Avondale Financial Corp.                                    -         7,224
  Proceeds received from excess interest received on interest only securities                  390            -
                                                                                    -----------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (106,221)      144,094
                                                                                    -----------------------------

Cash Flows From Financing Activities
  Net increase in noninterest bearing deposits                                              8,144        13,115
  Net increase (decrease) in interest bearing deposits                                     34,692       (62,884)
  Net increase (decrease) in short-term borrowings                                         46,304       (93,110)
  Proceeds from long-term borrowings                                                        1,571         2,414
  Principal paid on long-term borrowings                                                   (1,766)       (3,449)
                                                                                    -----------------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              88,945      (143,914)
                                                                                    -----------------------------
          NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                               (3,883)        7,284
Cash and due from banks:
  Beginning                                                                                29,420        23,669
                                                                                    -----------------------------
  Ending                                                                               $   25,537     $  30,953
                                                                                    =============================

                                                    (continued)

YEARS ENDED JUNE 30, 2000 AND 1999
(STATEMENT AMOUNTS IN THOUSANDS)
                                                                                              2000           1999
----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                                                           $   16,759       $  14,645
    Other interest paid                                                                        8,774           5,442
    Income taxes paid, net of refunds                                                            600           1,199

Supplemental Schedule of Noncash Investing Activities
  Merger with Avondale Financial Corp.
    Noncash assets acquired:
      Securities available for sale                                                                        $ 183,700
      Stock in Federal Home Loan Bank                                                                          5,290
      Federal funds sold                                                                                      45,500
      Other interest bearing deposits                                                                          1,472
      Loans, net                                                                                             203,355
      Premises and equipment                                                                                   2,939
      Accrued interest and other assets                                                                       20,358
      Intangibles, net                                                                                           443
      Interest only securities                                                                                14,009
                                                                                                          ------------
                                                                                                             477,066
                                                                                                          ------------
    Liabilities assumed:
      Interest bearing deposits                                                                              342,961
      Short-term borrowings                                                                                    5,000
      Long-term borrowings                                                                                   100,803
      Other liabilities                                                                                        7,982
                                                                                                          ------------
                                                                                                             456,746
          NET NONCASH ASSETS ACQUIRED                                                                         20,320
                                                                                                          ------------

          CASH ACQUIRED                                                                                    $   7,224
                                                                                                          ============

Real estate acquired in settlement of losses                                              $      656       $      94
                                                                                        ==============    ============


See Notes to Consolidated Financial Statements.

                               MB FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2.  EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share data):

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     ---------------------------------------------------------------------
                                                      JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000    JUNE 30, 1999
                                                     ---------------------------------------------------------------------
Basic:
   Net income                                          $       2,834     $       2,751    $       5,521     $       4,195
   Average shares outstanding                              7,064,515         7,064,515        7,064,515         6,105,417
                                                     ---------------------------------------------------------------------
Basic earnings per share                               $        0.40     $        0.39    $        0.78     $        0.69
                                                     =====================================================================

Diluted:
   Net income                                          $       2,834     $       2,751    $       5,521     $       4,195
   Average shares outstanding                              7,064,515         7,064,515        7,064,515         6,105,417
   Net effect of dilutive stock options                        9,797            17,761            9,797            17,768
                                                     ---------------------------------------------------------------------
Total                                                      7,074,312         7,082,276        7,074,312         6,123,185
                                                     ---------------------------------------------------------------------
Diluted earnings per share                             $        0.40     $        0.39    $        0.78     $        0.69
                                                     =====================================================================

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

         GENERAL

         The profitability of the Company's operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities. The Company's net income is affected by its provision for loan losses as well as other income and other expenses. The provision for loan losses reflects the amount thought to be adequate to cover estimated credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income. Other expenses include salaries and employee benefits along with occupancy and equipment expense, intangibles amortization expense and other operating expenses.

         The amount of net interest income is affected by changes in the volume and mix of earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and Management's assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth. Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense. Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

         RESULTS OF OPERATIONS

         The Company had net income of $2.8 million for the three months ended June 30, 2000 which equaled net income for the three months ended June 30, 1999. Net interest income was $11.0 million for the second quarter of 2000 compared to $10.6 million for the second quarter of 1999. Net interest income remained relatively flat as increases in interest income due to growth in the Company's commercial and lease banking business and increased lending rates from a higher prime rate were offset by increases in interest expense on deposits and borrowings.

         Net income was $5.5 million for the six months ended June 30, 2000 compared to $4.2 million for the six months ended June 30, 1999. Net interest income increased $3.4 million to $21.9 million for the six months ended June 30, 2000 compared to $18.5 million for the six months ended June 30, 1999. The increase in net interest income was due to growth in the Company's commercial and lease banking business as well as the Avondale Financial Corporation merger. The Company's operating results as a merged company commenced with the month of March for 1999, whereas operating results for 2000 reflected the combined company for the entire six-month period.

         Other income increased $158 thousand to $2.7 million for the quarter ended June 30, 2000 from $2.6 million for the comparable period in 1999. This increase was the result of income from increase in cash surrender value of life insurance and an increase in net lease financing, due to growth in the Company's lease banking business, offset by a decrease in loan service fees from anticipated pay downs and reductions in servicing fee percentages related to home equity loans previously securitized and sold by Avondale.

         For the six months ended June 30, 2000, other income increased $1.4 million to $5.5 million from $4.1 million for the six months ended June 30, 1999. The increase was primarily due to income from increase in cash surrender value of life insurance, an increase in net lease financing, due to growth in the Company's lease banking business, as well as an increase in other operating income mainly due to the Avondale merger.

         Other expense increased $166 thousand to $9.0 million for the second quarter of 2000 from $8.8 million for the second quarter of 1999. The increase was due to increases in occupancy and equipment expense resulting from the opening of two new commercial banking centers, and other operating expenses partially offset by a decrease in intangibles amortization expense due to the Company utilizing an accelerated intangible amortization method which amortizes a greater amount of purchase premium in early years than in later years.

         For the six months ended June 30, 2000, other expense increased $2.0 million to $17.9 million from $15.9 million for the six months ended June 30, 1999. The increase was due to increases in salaries and employee benefits, occupancy and equipment expense and other operating expenses primarily due to the Avondale merger. Partially offsetting these increases was a decrease in intangibles amortization expense as the Company utilizes an accelerated intangible amortization method which amortizes a greater amount of purchase premium in early years than in later years.

         Income tax expense for the three months ended June 30, 2000 was $1.2 million compared to $1.3 million for the comparable period in 1999. The effective tax rate decreased to 29.0% for the second quarter of 2000 from 32.3% for the comparable period in 1999 as the Company continued to review and manage its income tax expense.

         Income tax expense for the six months ended June 30, 2000 was $2.4 million compared to $2.1 million for the comparable period in 1999. The effective tax rate decreased to 30.4% for the second quarter of 2000 from 33.0% for the comparable period in 1999 as the Company continued to review and manage its income tax expense.

         NET INTEREST MARGIN

         The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate and a 34% tax rate for the three months ended June 30, 2000 and 1999, respectively, and for the six months ended June 30, 2000 and 1999, respectively.


                                    AVERAGE BALANCES, INTEREST RATES AND YIELDS
                                              (DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------------------------------------------------------
                                                                        2000                                        1999
                                                     ------------------------------------------------------------------------------
                                                         AVERAGE                     YIELD/        AVERAGE                   YIELD/
                                                         BALANCE      INTEREST        RATE         BALANCE        INTEREST    RATE
                                                     ------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Loans (1) (2)                                         $    938,315     $  20,599      8.83 %  $     814,139   $   16,140     7.95 %
Taxable investment securities                              265,204         4,487      6.80 %        302,289        4,836     6.42 %
Investment securities exempt from federal
      income taxes (3)                                       5,169           120      9.34 %          5,486          123     8.97 %
Federal funds sold                                               -             -         -           27,937          325     4.67 %
Other interest bearing deposits                              1,206            19      6.34 %          1,477           19     5.16 %
                                                      --------------------------                -------------------------
      Total interest earning assets                      1,209,894        25,225      8.39 %      1,151,328       21,443     7.47 %
                                                                    -------------                            ------------
      Non-interest earning assets                          157,205                                  105,754
                                                     -------------                            -------------
      Total assets                                    $  1,367,099                            $   1,257,082
                                                     =============                            =============

INTEREST BEARING LIABILITIES:
Deposits:
      NOW and money market deposit accounts           $    169,413     $   1,224      2.91 %  $     179,104   $    1,220     2.73 %
      Savings deposits                                     144,668           849      2.36 %        163,875        1,042     2.55 %
      Time deposits                                        490,835         7,093      5.81 %        473,886        6,002     5.08 %
Short-term borrowings                                      275,611         4,334      6.32 %         68,074          743     4.38 %
Long-term borrowings                                        32,595           635      7.84 %        136,688        1,834     5.38 %
                                                      --------------------------                -------------------------
      Total interest bearing liabilities                 1,113,122        14,135      5.11 %      1,021,627       10,841     4.26 %
                                                                    -------------                            ------------
Demand deposits- non-interest bearing                      151,779                                  137,891
Other non-interest bearing liabilities                      17,843                                   21,961
Stockholders' equity                                        84,355                                   75,603
                                                     --------------                           --------------
      Total liabilities and stockholders' equity      $  1,367,099                            $   1,257,082
                                                     =============                            =============
      Net interest income/interest rate spread (4)                     $  11,090      3.28 %                  $   10,602     3.21 %
                                                                    =============                            ============
      Net interest margin (5)                                                         3.69 %                                 3.69 %

     (1)  Non-accrual loans are included in average loans.
     (2) Interest income includes loan origination fees of $387 thousand and $246 thousand for the three months ended June 30, 2000 and 1999, respectively.
     (3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate and a 34% tax rate for the three months ended June 30, 2000 and 1999, respectively.
     (4) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
     (5) Net interest margin represents net interest income as a percentage of average interest earning assets.

         The Company's net interest income increased $488 thousand to $11.0 million for the quarter ended June 30, 2000 from $10.6 million for the quarter ended June 30, 1999. The increase in net interest income resulted from an increase in interest income of $3.8 million, or 17.7%, partially offset by an increase in interest expense of $3.3 million, or 30.4%. Interest income increased due to a $58.6 million, or 5.1%, increase in average interest earning assets as a result of a $124.2 million increase in average loans offset by a $37.4 million decrease in average investment securities. In addition to growth in the Company's loan portfolio, increased lending rates from a higher prime rate for the second quarter of 2000, as reflected in a 12.3% increase in the total interest earning assets yield, also attributed to the increase in interest income. Interest expense rose as a result of a $91.5 million, or 9.0%, increase in average interest bearing liabilities, due to a $103.4 million increase in average borrowings mostly from federal funds purchased. Increased deposit and borrowing rates due to a higher prime rate for the second quarter of 2000, as reflected in a 20.0% increase in the total interest bearing liabilities yield, also attributed to the increase in interest expense. The net interest margin on a fully tax equivalent basis was 3.69% for the second quarter of 2000 and 3.69% for the comparable period in 1999. Increased leverage in the Company's balance sheet, however, had some adverse impact on the net interest margin for the six months ended 2000, due to borrowings used for an investment in a cash surrender value of life insurance, and for the six months ended 1999, due to repurchase agreements used to fund investment securities. Excluding these transactions from the respective periods, the net interest margin on a fully tax equivalent basis would have increased to 3.85% for the second quarter of 2000 from 3.80% for the comparable period in 1999.

             AVERAGE BALANCES, INTEREST RATES AND YIELDS - CONTINUED
                             (DOLLARS IN THOUSANDS)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------------------------------------
                                                                     2000                                  1999
                                                    -------------------------------------------------------------------------------
                                                        AVERAGE                     YIELD/     AVERAGE                      YIELD/
                                                        BALANCE      INTEREST        RATE      BALANCE        INTEREST       RATE
                                                    -------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

Loans (1) (2)                                          $   919,934    $  39,609       8.66 %  $    723,483   $  28,942     8.07 %
Taxable investment securities                              267,639        8,981       6.75 %       290,415       8,475     5.88 %
Investment securities exempt from federal
       income taxes (3)                                      5,162          242       9.41 %         5,500         242     8.89 %
Federal funds sold                                               -            -          -          26,608         618     4.68 %
Other interest bearing deposits                              1,519           42       5.56 %         1,464          36     4.96 %
                                                      --------------------------               ------------------------
       Total interest earning assets                     1,194,254       48,874       8.23 %     1,047,470      38,313     7.38 %
                                                                    ------------                            -----------
       Non-interest earning assets                         144,178                                  95,439
                                                      ------------                             ------------
       Total assets                                   $  1,338,432                              $1,142,909
                                                      ============                             ============

INTEREST BEARING LIABILITIES:
Deposits:

       NOW and money market deposit accounts           $   168,854    $   2,388       2.84 %  $    165,942       2,301     2.80 %
       Savings deposits                                    147,017        1,755       2.40 %       138,315       1,729     2.52 %
       Time deposits                                       483,335       13,487       5.61 %       415,986      10,538     5.11 %
Short-term borrowings                                      260,936        7,959       6.13 %       100,655       2,250     4.51 %
Long-term borrowings                                        32,402        1,271       7.89 %       104,395       2,904     5.61 %
                                                      --------------------------               -------------------------
       Total interest bearing liabilities                1,092,544       26,860       4.94 %       925,293      19,722     4.30 %
                                                                    ------------                            -----------
Demand deposits- non-interest bearing                      145,294                                 133,114
Other non-interest bearing liabilities                      17,443                                  18,250
Stockholders' equity                                        83,151                                  66,252
                                                      ------------                             ------------
       Total liabilities and stockholders' equity     $  1,338,432                            $  1,142,909
                                                      ============                             ============
       Net interest income/interest rate spread (4)                    $  22,014      3.29 %                 $  18,591     3.08 %
                                                                      ===========                           ===========
       Net interest margin (5)                                                        3.71 %                               3.58 %

     (1)  Non-accrual loans are included in average loans.
     (2) Interest income includes loan origination fees of $774 thousand and $435 thousand for the six months ended June 30, 2000 and 1999, respectively.
     (3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate and a 34% tax rate for the six months ended June 30, 2000 and 1999, respectively.
     (4) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
     (5) Net interest margin represents net interest income as a percentage of average interest earning assets.

         For the six months ended June 30, 2000, net interest income increased $3.4 million to $21.9 million from $18.5 million for the six months ended June 30, 1999. The increase in net interest income resulted from an increase in interest income of $10.6 million, or 27.6%, partially offset by an increase in interest expense of $7.1 million, or 36.2%. Interest income increased due to a $146.8 million, or 14.0%, increase in average interest earning assets as a result of a $196.5 million increase in average loans offset by a $23.1 million decrease in average investment securities and a $26.6 million decrease in average federal funds sold. Also attributing to the increase in interest income were increased lending rates from a higher prime rate for the six months ended June 30, 2000 as reflected in a 11.5% increase in the total interest earning assets yield. Interest expense rose as a result of a $167.3 million, or 18.1%, increase in average interest bearing liabilities due to a $67.3 million increase in average time deposits, from personal time certificates under $100,000, and personal and brokered time certificates over $100,000, and a $88.3 million increase in average borrowings primarily from federal funds purchased. Also attributing to the increase in interest expense were increased deposit and borrowing rates from a higher prime rate for the six months ended June 30, 2000 as reflected in a 14.9% increase in the total interest bearing liabilities yield. Increased deposit and borrowing rates due to a higher prime rate for the six months ended 2000 also attributed to the increase in interest expense. The net interest margin on a fully tax equivalent basis was 3.71% for the six months ended June 30, 2000 and 3.58% for the six months ended June 30, 1999. Increased leverage in the Company's balance sheet, however, had some adverse impact on the net interest margin for the six months ended 2000, due to borrowings used for an investment in a cash surrender value of life insurance, and for the six months ended 1999, due to repurchase agreements used to fund investment securities. Excluding these transactions from the respective periods, the net interest margin on a fully tax equivalent basis would have been 3.82% for the six months ended 2000 and 3.81% for the six months ended 1999.

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

                                                            THREE MONTHS ENDED JUNE 30, 2000      SIX MONTHS ENDED JUNE 30, 2000
                                                                COMPARED TO JUNE 30, 1999             COMPARED TO JUNE 30, 1999
                                                            ---------------------------------    ----------------------------------
                                                               CHANGE    CHANGE                   CHANGE        CHANGE
                                                               DUE TO    DUE TO    TOTAL          DUE TO        DUE TO     TOTAL
                                                               VOLUME     RATE     CHANGE         VOLUME         RATE      CHANGE
                                                            ---------------------------------    ----------------------------------
INTEREST EARNING ASSETS:
Loans                                                        $  2,411    $ 2,048   $ 4,459       $  7,961    $   2,706   $  10,667
Taxable investment securities                                    (605)       256      (349)          (643)       1,149         506
Investment securities exempt from federal income taxes (1)         (7)         4        (3)           (14)          14           -
Federal funds sold                                               (325)         -      (325)          (618)           -        (618)
Other interest bearing deposits                                    (4)         4         -              1            5           6
                                                            --------------------------------    -----------------------------------
       Total increase in interest income                        1,470      2,312     3,782          6,687        3,874      10,561
                                                            --------------------------------    -----------------------------------

INTEREST BEARING LIABILITIES:
       NOW and money market deposit accounts                      (69)        73         4             47           40          87
       Savings deposits                                          (125)       (68)     (193)           114          (88)         26
       Time deposits                                              198        893     1,091          1,740        1,209       2,949
Short-term borrowings                                           2,257      1,334     3,591          3,599        2,110       5,709
Long-term borrowings                                           (1,398)       199    (1,199)        (2,000)         367      (1,633)
                                                            --------------------------------    -----------------------------------
       Total increase in interest expense                         863      2,431     3,294          3,500        3,638       7,138
                                                            --------------------------------    -----------------------------------
       Increase (decrease) in net interest income            $    607    $  (119)  $   488       $  3,187    $     236   $   3,423
                                                            ================================    ===================================

(1) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate and a 34% tax rate for the three months ended June 30, 2000 and 1999, respectively, and for the six months ended June 30, 2000 and 1999, respectively.

         OTHER INCOME

         Other income increased $158 thousand to $2.7 million for the quarter ended June 30, 2000 from $2.6 million for the comparable period in 1999. This increase was the result of $502 thousand in income from increase in cash surrender value of life insurance and a $134 thousand increase in net lease financing, due to growth in the Company's lease banking business, offset by a $458 thousand decrease in loan service fees from anticipated pay downs and reductions in servicing fee percentages related to home equity loans previously securitized and sold by Avondale.

         For the six months ended June 30, 2000, other income increased $1.4 million to $5.5 million from $4.1 million for the six months ended June 30, 1999. The increase was primarily due to $664 thousand in income from increase in cash surrender value of life insurance, a $200 thousand increase in net lease financing, as well as a $431 thousand increase in other operating income mainly due to the Avondale merger.

         OTHER EXPENSE

         Other expense increased $166 thousand to $9.0 million for the second quarter of 2000 from $8.8 million for the second quarter of 1999. The increase was due to a $168 thousand increase in occupancy and equipment expense resulting from the opening of two new commercial banking centers, and a $87 thousand increase in other operating expenses partially offset by a $133 thousand decrease in intangibles amortization expense due to the Company utilizing an accelerated intangible amortization method which amortizes a greater amount of purchase premium in early years than in later years.

         For the six months ended June 30, 2000, other expense increased $2.0 million to $17.9 million from $15.9 million for the six months ended June 30, 1999. The increase was due to a $1.0 million increase in salaries and employee benefits, a $548 thousand increase in occupancy and equipment expense and a $766 thousand increase in other operating expenses primarily due to the Avondale merger. Partially offsetting these increases was a $267 thousand decrease in intangibles amortization expense as the Company utilizes an accelerated intangible amortization method which amortizes a greater amount of purchase premium in early years than in later years.

         INCOME TAXES

         Income tax expense for the three months ended June 30, 2000 was $1.2 million compared to $1.3 million for the comparable period in 1999. The effective tax rate decreased to 29.0% for the second quarter of 2000 from 32.3% for the comparable period in 1999. The decrease in the effective tax rate was primarily due to income from the cash surrender value of life insurance not being subject to income tax expense.

         Income tax expense for the six months ended June 30, 2000 was $2.4 million compared to $2.1 million for the comparable period in 1999. The effective tax rate decreased to 30.4% for the second quarter of 2000 from 33.0% for the comparable period in 1999 as noted above.

         CASH EARNINGS

         The purchase method of accounting has been used to record each of the Company's acquisitions and Avondale merger. As a result, the recorded basis of the net assets of the acquired entities has been adjusted to fair value. Adjustments included recording core deposit intangibles to reflect the difference between the fair value and underlying basis of deposits purchased and recording goodwill for the excess of the acquisition cost over the fair value of net assets acquired. Core deposit intangibles and goodwill are being amortized as a non-cash expense over periods of up to eight and 20 years, respectively. Amortization expense reduces net income during the amortization periods.

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

         The following table sets forth the Company's cash earnings, which is defined by management as net income excluding amortization of core deposit intangibles and goodwill and the related deferred income tax effect (dollars in thousands except earnings per share data):


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         ----------------------------------------------------------------------
                                                          JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000     JUNE 30, 1999
                                                         ---------------------------------- -----------------------------------
Net Income                                                $        2,834   $         2,751    $        5,521  $          4,195
Goodwill amortization                                                203               203               407               407
Core deposit intangibles amortization (net of tax)                   182               274               365               547
                                                         ----------------------------------------------------------------------
Cash earnings                                             $        3,219   $         3,228    $        6,293   $         5,149
                                                         ======================================================================

Average tangible assets                                   $    1,352,385   $     1,241,139    $    1,323,638   $     1,126,716
Average tangible equity                                   $       74,256   $        60,070    $       72,778   $        50,178

Cash earnings per share: (1)
   Basic                                                  $         0.46   $          0.46    $         0.89   $          0.84
   Diluted                                                $         0.46   $          0.46    $         0.89   $          0.84

Performance ratios: (2)
   Cash return on average tangible assets                         0.96 %            1.04 %            0.96 %            0.92 %
   Cash return on average tangible equity                        17.45 %           21.56 %           17.39 %           20.69 %


(1) Basic earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing the cash earnings by the average number of common shares outstanding for the period, including additional shares that would have been outstanding if dilutive potential shares had been issued.

(2) Cash return on average tangible assets and equity has been annualized for the three months and six months ended June 30, 2000 and 1999.

         BALANCE SHEET REVIEW

         Total assets increased $96.2 million to $1.4 billion at June 30, 2000 compared to $1.3 billion at December 31, 1999. The increase was due to a $74.3 million increase in loans, due to growth in commercial and lease banking business, and a $30.7 million increase in cash surrender value of life insurance. Offsetting these increases was a $11.6 million decrease in investment securities.

         Total liabilities increased $92.2 million to $1.3 billion at June 30, 2000 compared to $1.2 billion at December 31, 1999. The increase was due to a $42.8 million increase in total deposits including a $73.6 million increase in interest bearing brokered deposits and a $8.1 million increase in non-interest bearing deposits offset by a $38.9 million decrease in other interest bearing deposits. Also attributing to the increase in liabilities was a $46.3 million increase in short-term borrowings which included a $27.4 million increase in federal funds purchased, a $20.0 million increase in Federal Home Loan Bank advances along with a $2.0 million increase in correspondent bank lines of credit.

         Total assets increased $191.9 million to $1.4 billion at June 30, 2000 compared to $1.2 billion at June 30, 1999. The increase was due to a $151.3 million increase in loans, due to growth in commercial and lease banking business, a $30.7 million increase in cash surrender value of life insurance, and a $18.5 million increase in net lease investment. Offsetting these increases was a $5.1 million decrease in investment securities.

         Total liabilities increased $183.2 million to $1.3 billion at June 30, 2000 compared to $1.1 billion at June 30, 1999. The increase was due to a $40.1 million increase in total deposits resulting from a $73.6 increase in interest bearing brokered deposits and a $11.9 million increase in non-interest bearing deposits offset by a $45.4 million decrease in other interest bearing deposits. Liabilities also increased due to a $144.2 million increase in borrowings resulting from a $78.4 million increase in federal funds purchased, a $40.0 million increase in Federal Home Loan Bank advances, a $27.0 million increase in bank repurchase agreements used to fund investment securities and a $4.5 million increase in correspondent bank lines of credit offset by a $5.7 million decrease in other borrowings including customer repurchase agreements, U.S. Treasury demand notes and loans to purchase equipment.

         LOAN PORTFOLIO

         The following table sets forth the composition of the loan portfolio (dollars in thousands):

                                                               JUNE 30,                  DECEMBER 31,                JUNE 30
                                                                 2000                        1999                      1999
                                                       -----------------------------------------------------------------------------
                                                          AMOUNT      PERCENT       AMOUNT        PERCENT        AMOUNT     PERCENT
                                                       -----------------------------------------------------------------------------
Manufacturers Bank - core business:
            Commercial                                 $    182,231     18.64 %  $    154,833       17.14 %   $  134,268     16.25 %
            Commercial loans collateralized by
               lease payments                               233,642     23.91 %       186,895       20.70 %      142,167     17.21 %
            Commercial real estate                          297,944     30.48 %       249,107       27.58 %      228,671     27.68 %
            Residential real estate                          98,523     10.08 %       129,040       14.29 %      123,968     15.01 %
            Construction real estate                         49,462      5.06 %        58,447        6.47 %       44,493      5.39 %
            Installment and other                            42,397      4.34 %        39,603        4.39 %       38,364      4.64 %
                                                       -----------------------------------------------------------------------------

Total loans Manufacturers Bank- core business               904,199     92.51 %       817,925       90.57 %      711,931     86.18 %
                                                       -----------------------------------------------------------------------------

Acquired from Avondale Federal Savings Bank- non-core business:
            Commercial real estate                                -         -               -           -            668      0.08 %
            Residential real estate                          13,522      1.38 %        14,593        1.61 %       25,785      3.12 %
            Credit scored mortgage loans                     50,260      5.14 %        59,716        6.61 %       72,780      8.81 %
            Installment and other                             9,464      0.97 %        10,892        1.21 %       14,989      1.81 %
                                                       -----------------------------------------------------------------------------
Total loans acquired from Avondale Federal
            Savings Bank - non-core business                 73,246      7.49 %        85,201        9.43 %      114,222     13.82 %
                                                       -----------------------------------------------------------------------------
               Gross loans                                  977,445    100.00 %       903,126      100.00 %      826,153    100.00 %
                                                                     ===========                ============               =========
Allowance for loan losses                                   (12,638)                  (12,197)                   (14,453)
                                                       -------------             --------------              ------------
            Net loans                                  $    964,807              $    890,929                 $  811,700
                                                       =============             ==============              ============

         Net loans increased $73.9 million from $890.9 million at December 31, 1999 and $153.1 million from $811.7 million at June 30, 1999 to $964.8 million at June 30, 2000 due to growth in commercial and lease banking business. Total loans Manufacturers Bank - core business represents loan types the Company intends to originate in the future, while total loans acquired from Avondale Federal Savings Bank - non-core business represents loan types the Company will not originate in the future.

         ASSET QUALITY

         The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

                                                                               JUNE 30,         DECEMBER 31,        JUNE 30,
                                                                                 2000               1999              1999
                                                                          -------------------------------------------------------
Non-accruing loans:
   Manufacturers Bank - core business:                                        $        5,683    $         3,670    $       3,632
   Acquired from Avondale Federal Savings Bank - non-core business                     4,633              7,031            6,953
                                                                          -------------------------------------------------------
Total non-accruing loans                                                              10,316             10,701           10,585
Loans 90 days or more past due, still accruing interest:
   Manufacturers Bank - core business                                                    257                  -              108
   Acquired from Avondale Federal Savings Bank - non-core business                        67                  -                -
                                                                          -------------------------------------------------------
Total loans 90 days or more past due, still accruing interest                            324                  -              108
                                                                          -------------------------------------------------------

Total non-performing loans                                                            10,640             10,701           10,693
                                                                          -------------------------------------------------------
Other real estate owned:
   Manufacturers Bank - core business                                                    204                159              103
   Acquired from Avondale Federal Savings Bank - non-core business                       418                194              310
                                                                          -------------------------------------------------------
Total other real estate owned                                                            622                353              413
                                                                          -------------------------------------------------------

Total non-performing assets                                                   $       11,262    $        11,054    $      11,106
                                                                          =======================================================
Total non-performing loans to total loans                                             1.09 %             1.18 %           1.29 %
Allowance for loan losses to non-performing loans                                   118.78 %           113.98 %         135.16 %
Total non-performing assets to total assets                                           0.80 %             0.84 %           0.92 %

         At June 30, 2000, non-performing assets increased $208 thousand from $11.1 million at December 31, 1999 and increased $156 thousand from June 30, 1999. The increase in non-performing assets at June 30, 2000 compared to December 31, 1999 was primarily due to a $324 thousand increase in loans 90 days or more past due, still accruing interest and a $269 thousand increase in other real estate owned offset by a $385 thousand decrease in non-accruing loans. The increase in non-performing assets at June 30, 2000 compared to June 30, 1999 was primarily due to a $216 thousand increase in loans 90 days or more past due, still accruing interest and a $209 thousand increase in other real estate owned partially offset by a $269 thousand decrease in non-accruing loans. At June 30, 2000, non-accruing loans for Manufacturers Bank - core business included three commercial construction loans for one customer totaling $2.9 million and one commercial real estate loan for $1.5 million. Excluding these two customers, non-accruing loans for Manufacturers Bank - core business would have decreased $2.4 million and $2.3 million at June 30, 2000 compared to December 31, 1999 and June 30, 1999, respectively. Overall decreases in non-accruing loans at June 30, 2000 compared to December 31, 1999 and June 30, 1999 were due to the Company's diligent collection efforts.

         ALLOWANCE FOR LOAN LOSSES

         A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              ---------------------------------------------------------------------
                                                               JUNE 30, 2000    JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
                                                              ---------------------------------------------------------------------
Balance at beginning of period                                $       12,248    $       15,766    $        12,197   $        6,344
Additions resulting from merger                                            -                 -                  -            9,489
Provision for loan losses                                                840                288             1,590              534
Charge-offs:
      Manufacturers Bank - core business                                   -              (930)               (70)            (930)
      Acquired from Avondale Federal Savings Bank
         - non-core business                                            (564)             (949)            (1,254)          (1,359)
                                                              ---------------------------------------------------------------------
Total charge-offs                                                       (564)           (1,879)            (1,324)          (2,289)
                                                              ---------------------------------------------------------------------
Recoveries:
      Manufacturers Bank - core business                                   9                 4                  -                7
      Acquired from Avondale Federal Savings Bank
         - non-core business                                             105               274                175              368
                                                              ---------------------------------------------------------------------
Total recoveries                                                         114               278                175              375
                                                              ---------------------------------------------------------------------
Net charge-offs                                                         (450)           (1,601)            (1,149)          (1,914)
                                                              ---------------------------------------------------------------------

Balance at June 30,                                           $       12,638    $       14,453    $        12,638   $       14,453
                                                              =====================================================================

Total loans at June 30,                                       $      977,445    $      826,153    $       977,445   $      826,153

Ratio of allowance for loan losses to total loans                      1.29 %            1.75 %             1.29 %           1.75 %

         The provision for loans losses increased $552 thousand for the three months ended June 30, 2000 compared to the comparable period in 1999 primarily due to growth in the Company's core commercial and lease banking business. In addition, net charge-offs have decreased $1.2 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. The majority of the decrease in net-charge-offs was due to a $930 thousand decrease in charge-offs for Manufacturers Bank - core business.

         The provision for loan losses increased $1.1 million for the six months ended June 30, 2000 compared to the comparable period in 1999 primarily due to growth in the Company's core commercial and lease banking business. In addition, net charge-offs decreased $765 thousand for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decrease in net charge-offs was primarily due to a $860 thousand decrease in charge-offs for Manufacturers Bank - core business partially offset by a $200 thousand decrease in recoveries. At the merger date in 1999, Avondale's allowance for loan losses was $9.5 million. Management reviewed Avondale's calculation, based on credit scoring and other criteria, and concluded that the allowance for loan losses related to loans acquired through the merger was adequate. To date, losses associated with the loan portfolio acquired from Avondale are consistent with losses indicated by the credit scoring models and other criteria at the merger date.

         The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is also conducted by regulatory authorities. The amount of additions to the allowance for loan losses which are charged to earnings through the provision for loan losses is determined based on a variety of factors, including actual charge-offs and anticipated charge-offs, delinquent loans, historical loss experience and economic conditions in the Bank's market area. Although management believes the allowance for loan losses is sufficient to cover potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

         INTEREST ONLY SECURITIES

         At June 30, 2000 interest only securities acquired through the merger were $13.0 million. The value of these interest only securities is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only securities, as these securities are accounted for as securities available for sale. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

         The following table shows the results of the Company's assumptions used to estimate the fair value at June 30, 2000 (dollars in thousands):

                                                                   INTEREST ONLY SECURITY POOLS
                                             -------------------------------------------------------------------------
                                                   96-1              97-1               97-2              98-1
                                             -------------------------------------------------------------------------

                                              Adjustable (1)    Adjustable (1)     Adjustable (1)    Adjustable (1)
                                             -------------------------------------------------------------------------
Estimated fair value                            $       2,604    $         2,572    $        3,909    $         3,950
Prepayment speed                                      35.00 %            35.00 %           35.00 %            35.00 %
Weighted-average life (in years) (2)                     1.94               2.00              2.04               2.23
Expected credit losses (3)                             5.11 %             5.65 %            5.25 %             6.28 %
Residual cash flows discounted at                     12.00 %            12.00 %           12.00 %            12.00 %
Loans outstanding at June 30, 2000                     18,582             23,161            31,872             54,536

(1) Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

(2) The weighted-average life in years of prepayable assets is calculated by multiplying (a) the principal collections expected in each future year by
     (b) the number of years until collection, and then dividing that sum by the current principal balance. This calculation is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

(3) Assumed remaining credit losses over the life remaining on the loans outstanding at June 30, 2000 are $950 thousand, $1.3 million, $1.7 million and $3.4 million for the 96-1, 97-1, 97-2 and 98-1 interest only security pools, respectively. The expected credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

         INVESTMENT SECURITIES

         The following table sets forth the amortized cost and fair value of the Company's investment securities by accounting classification and type of security (in thousands):

                                                        AT JUNE 30, 2000        AT DECEMBER 31, 1999        AT JUNE 30, 1999
                                                 ---------------------------------------------------------------------------------
                                                    AMORTIZED       FAIR        AMORTIZED       FAIR       AMORTIZED       FAIR
                                                      COST          VALUE         COST          VALUE         COST         VALUE
                                                 --------------------------------------------------------------------------------
Securities Available for Sale:
     U.S. Treasury securities                     $         -   $        -   $          -  $         -   $    12,013   $   12,048
     U.S. Government agencies                          99,962       97,215         99,891       97,691       100,606       98,794
     States and political subdivisions                  5,187        5,331          5,164        5,366             -            -
     Mortgage-backed securities                       107,766      107,233        120,114      118,948        93,760       93,543
     Corporate bonds                                   43,090       38,822         43,092       40,564        43,097       41,971
     Other securities                                     958          958            962          958             -            -
     Investment in equity lines of credit trusts       10,181       10,181          7,786        7,786         7,932        7,932
                                                 --------------------------------------------------------------------------------
        Total securities available for sale       $   267,144   $  259,740   $    277,009  $   271,313   $   257,408   $  254,288
                                                 ================================================================================
Securities Held to Maturity:
     States and political subdivisions            $         -   $        -   $          -  $         -   $     5,481   $    5,773
     Mortgage-backed securities                             -            -              -            -         4,129        3,965
     Other securities                                       -            -              -            -           963          963
                                                 --------------------------------------------------------------------------------
        Total securities held to maturity         $         -   $        -   $          -  $         -   $    10,573   $   10,701
                                                 ================================================================================

         LIQUIDITY AND SOURCES OF CAPITAL

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $13.8 million and $7.1 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by (used in) investing activities was ($106.6) million for the six months ended June 30, 2000 and $144.0 million for the comparable period in 1999. The decrease in net cash provided by investing activities was due to a decrease in proceeds from sales, maturities and calls of securities available for sale, a decrease in net federal funds sold and the purchase of cash surrender value of life insurance for the six months ended 2000 compared to 1999. Net cash provided by (used in) financing activities was $88.9 million for the six months ended June 30, 2000 and ($144) million for the comparable period in 1999. The increase in net cash provided by financing activities was due to net increases in noninterest and interest bearing deposits as well as short-term borrowings primarily from increases in brokered deposits, federal funds purchased and advances from Federal Home Loan Bank for the six months ended 2000 compared to 1999.

         The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the asset liability committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, more than $105.0 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank (FHLB) and has the ability to borrow from the FHLB. MB Financial, Inc. also maintains a line of credit with a large regional correspondent bank in the amount of $15.0 million. As of June 30, 2000, MB Financial had $8.0 million undrawn and available under its line of credit.

         The Bank's total risk-based capital ratio was 10.12%, Tier 1 capital to risk-weighted assets ratio was 9.03% and Tier 1 capital to average asset ratio was 7.77% at June 30, 2000. The FDIC has categorized the bank subsidiary as "Well-Capitalized" at June 30, 2000.

         As of June 30, 2000, the Company's book value per share was $11.80 compared to $10.57 at June 30, 1999.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 2000, there has been no material change in market risk from December 31, 1999.

PART II. - OTHER INFORMATION

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2000.

                               MB FINANCIAL, INC.

                             BY: /s/ MITCHELL FEIGER
                                -----------------------------
                                 Mitchell Feiger
                             Chief Executive Officer
                          (PRINCIPAL EXECUTIVE OFFICER)

                               BY: /s/ DONNA ADAM
                                -----------------------------
                                   Donna Adam
                          Vice President and Controller
             (PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER)