Form 10-Q
period 2000-09-30
MB FINANCIAL INC
filed 2000-11-13
CIK 908143

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission file number 0-24566

MB FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3895923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 North Ashland Avenue, Chicago, Illinois	60622
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (773) 278-4040

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of November 13, 2000.

MB FINANCIAL, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2000
INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2000, December 31, 1999 and September 30, 1999	3
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	5-6
	Notes to Consolidated Financial Statements	7-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
PART II.	OTHER INFORMATION	25
	Signatures	26

PART I.—FINANCIAL INFORMATION

Item 1.  Financial Statements

MB FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
At September 30, 2000, December 31, 1999 and September 30, 1999
(Unaudited)
(Statement Amounts in Thousands)

	September 30, 2000	December 31, 1999	September 30, 1999
ASSETS
Cash and due from banks	$25,072	$29,420	$29,441
Other interest bearing deposits	1,378	1,487	532
Federal funds sold	—	—	2,000
Investment securities:
Securities available for sale	253,964	271,313	249,866
Securities held to maturity (fair value of $10,480 at September 30, 1999)	—	—	10,403
Stock in Federal Home Loan Bank	7,290	6,290	5,290
Loans (net of allowance for loan losses of $12,925 at September 30, 2000, $12,197 at December 31, 1999 and $13,203 at September 30, 1999)	1,020,663	890,929	821,008
Lease investments, net	44,355	38,034	30,129
Premises and equipment, net	15,676	15,304	14,834
Cash surrender value of life insurance	31,179	—	—
Interest only receivable	12,225	13,821	14,678
Intangibles, net	14,960	16,265	16,882
Other assets	32,122	26,563	28,051

Total assets	$1,458,884	$1,309,426	$1,223,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$147,805	$145,059	$134,178
Interest bearing	867,417	791,016	807,184

Total deposits	1,015,222	936,075	941,362
Short-term borrowings	303,190	244,569	98,139
Long-term borrowings	32,135	32,698	86,003
Other liabilities	21,052	16,706	20,523

Total liabilities	1,371,599	1,230,048	1,146,027

Stockholders' Equity
Common stock, ($0.01 par value; authorized 20,000,000 shares; issued 7,064,515 shares)	71	71	71
Additional paid-in capital	50,656	50,656	50,447
Retained earnings	40,657	32,186	29,304
Accumulated other comprehensive loss	(4,099)	(3,535)	(2,735)

Total stockholders' equity	87,285	79,378	77,087

Total liabilities and stockholders' equity	$1,458,884	$1,309,426	$1,223,114

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Statement Amounts in Thousands except Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Interest Income:
Loans	$22,621	$16,993	$62,230	$45,935
Investment securities:
Taxable	4,453	4,185	13,434	12,660
Nontaxable	78	81	235	241
Federal funds sold	3	144	3	762
Other interest bearing accounts	19	11	61	47

Total interest income	27,174	21,414	75,963	59,645

Interest expense:
Deposits	10,594	8,129	28,224	22,697
Short-term borrowings	4,850	679	12,809	2,929
Long-term borrowings	701	1,654	1,972	4,558

Total interest expense	16,145	10,462	43,005	30,184

Net interest income	11,029	10,952	32,958	29,461
Provision for loan losses	750	363	2,340	897

Net interest income after provision for loan losses	10,279	10,589	30,618	28,564

Other income:
Loan service fees, net	(438)	1,165	955	2,642
Deposit service fees	867	906	2,539	2,415
Lease financing, net	647	293	1,313	759
Net gains (losses) on sale of securities available for sale	—	(6)	—	1
Increase in cash surrender value of life insurance	515	—	1,179	—
Other operating income	1,015	391	2,132	1,077

	2,606	2,749	8,118	6,894

Other expense:
Salaries and employee benefits	4,671	4,696	13,955	12,963
Occupancy and equipment expense	1,721	1,573	5,056	4,360
Intangibles amortization expense	491	618	1,460	1,854
Advertising and marketing expense	404	239	1,215	673
Other operating expenses	1,432	1,983	4,952	5,114

	8,719	9,109	26,638	24,964

Income before income taxes	4,166	4,229	12,098	10,494
Income taxes	1,216	1,352	3,627	3,422

Net Income	2,950	2,877	8,471	7,072

Other comprehensive income:
Unrealized securities gains (losses), net of income taxes	951	(484)	(564)	(3,078)
Less: reclassification adjustments for gains (losses) included in net income, net of income taxes	—	(4)	—	1

Other comprehensive income (loss)	951	(480)	(564)	(3,079)

Comprehensive income	$3,901	$2,397	$7,907	$3,993

Common share data:
Basic earnings per common share	$0.42	$0.41	$1.20	$1.10
Diluted earnings per common share	$0.42	$0.41	$1.19	$1.10
Weighted average common shares outstanding	7,064,515	7,064,515	7,064,515	6,425,539

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Statement Amounts in Thousands)

	Nine Months Ended September 30,
	2000	1999
Cash Flows From Operating Activities
Net income	$8,471	$7,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,711	7,491
(Gain) loss on disposal of premises and equipment and leased equipment	(865)	32
Amortization of intangibles	1,460	1,854
Provision for loan losses	2,340	897
Deferred income taxes	(1,311)	(884)
Bond (accretion), net	(98)	(1,234)
Securities (gains), net	—	(1)
(Increase) in cash surrender value of life insurance	(1,179)	—
Write-down in the value of interest only receivable	975	—
(Increase) decrease in other assets	(4,540)	1,006
Increase in other liabilities	5,657	1,008

Net cash provided by operating activities	21,621	17,241

Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	—	32,654
Proceeds from maturities and calls of securities available for sale	19,452	171,097
Proceeds from maturities and calls of securities held to maturity	—	798
Purchase of securities available for sale	(3,408)	(49,758)
Purchase of stock in Federal Home Loan Bank	(1,000)
Federal funds sold, net	—	63,850
Other interest bearing deposits, net	109	940
(Increase) in loans, net of principal collections	(132,789)	(85,703)
Purchases of premises and equipment and leased equipment	(22,942)	(16,457)
Proceeds from sale of premises and equipment and lease equipment	6,187	71
Principal collected on lease investments	216	291
Purchase of minority interests	(155)	—
Purchase of cash surrender value of life insurance	(30,000)	—
Cash acquired through merger with Avondale Financial Corp.	—	7,224
Proceeds received from excess interest received on interest only receivable	1,156	—

Net cash provided by (used in) investing activities	(163,174)	125,007

Cash Flows From Financing Activities
Net increase in noninterest bearing deposits	2,746	5,960
Net increase (decrease) in interest bearing deposits	76,401	(53,220)
Net increase (decrease) in short-term borrowings	58,621	(87,382)
Proceeds from long-term borrowings	1,571	2,414
Principal paid on long-term borrowings	(2,134)	(4,248)

Net cash provided by (used in) financing activities	137,205	(136,476)

Net increase (decrease) in cash and due from banks	(4,348)	5,772
Cash and due from banks:
Beginning	29,420	23,669

Ending	$25,072	$29,441

(continued)

Years Ended September 30, 2000 and 1999
(Statement Amounts in Thousands)

	2000	1999
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$31,030	$16,716
Other interest paid	14,169	5,000
Income taxes paid, net of refunds	600	3,810
Supplemental Schedule of Noncash Investing Activities
Merger with Avondale Financial Corp.
Noncash assets acquired:
Securities available for sale		$183,700
Stock in Federal Home Loan Bank		5,290
Federal funds sold		45,500
Other interest bearing deposits		1,472
Loans, net		203,355
Premises and equipment		2,939
Accrued interest and other assets		20,358
Intangibles, net		443
Interest only receivable		14,009

		477,066

Liabilities assumed:
Interest bearing deposits		342,961
Short-term borrowings		5,000
Long-term borrowings		100,803
Other liabilities		7,982

		456,746
Net noncash assets acquired		20,320

Cash acquired		$7,224

Transfer of long-term Federal Home Loan Bank advances to short-term classification		$50

Real estate acquired in settlement of losses	$715	$114

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2.  EARNINGS PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Basic:
Net income	$2,950	$2,877	$8,471	$7,072
Average shares outstanding	7,064,515	7,064,515	7,064,515	6,425,539
Basic earnings per share	$0.42	$0.41	$1.20	$1.10
Diluted:
Net income	$2,950	$2,877	$8,471	$7,072
Average shares outstanding	7,064,515	7,064,515	7,064,515	6,425,539
Net effect of dilutive stock options	41,847	19,314	41,847	19,314

Total	7,106,362	7,083,829	7,106,362	6,444,853

Diluted earnings per share	$0.42	$0.41	$1.19	$1.10

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the FASB adopted SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of SFAS 140 are effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not believe implementation of this standard will have a material impact on the Company's financial statements.

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

  Results of Operations

Third Quarter Results

    The Company had net income of $3.0 million for the three months ended September 30, 2000 compared to $2.9 million for the three months ended September 30, 1999. Net interest income is the largest component of net income and has remained relatively flat at $11.0 million for the third quarter of 2000 and 1999. Growth in the Company's commercial and lease banking business and higher lending rates were offset by increases in deposits and borrowings at higher interest costs to fund asset growth. In addition, the expense to fund cash surrender value of life insurance, which was purchased in March 2000, is included in interest expense while the related income is included in other income. Excluding the effect of funding the life insurance investment, net interest income would have been $11.5 million, a $592 thousand increase over 1999. The Company has increased the provision for loan losses to reflect higher loan volumes.

    Other income decreased $143 thousand to $2.6 million for the quarter ended September 30, 2000 from $2.7 million for the same period in 1999. This decrease was primarily due to a decrease in loan service fees due to a write-down in the value of interest only receivable and a decrease in loan service fees due to principal paydowns of home equity loans acquired through the merger with Avondale Financial Corp. in February 1999. Offsetting this decrease were increases in income from an increase in cash surrender value of life insurance, increasing revenue from the Bank's equipment lease portfolio, a large gain on the sale of equipment and real estate owned gains.

    Other expense decreased $390 thousand to $8.7 million for the third quarter of 2000 from $9.1 million for the third quarter of 1999. The decrease was primarily due to a decrease in other operating expenses, which included decreases in directors fees, as directors elected stock options rather than cash as compensation for services rendered, and professional and legal fees. In addition, there were increases in advertising and marketing expenses and occupancy and equipment expense, resulting from the opening of two new banking centers, offset by a decrease in intangibles amortization expense as the Company utilizes an accelerated intangible amortization method.

Year-To-Date Results

    Net income increased $1.4 million to $8.5 million for the nine months ended September 30, 2000 compared to $7.1 million for the nine months ended September 30, 1999. Net interest income increased $3.5 million to $33.0 million for the nine months ended September 30, 2000 compared to $29.5 million for the same period in 1999. The increase in net interest income was due to growth in the Company's commercial and lease banking business as well as year-to-date net interest income in 1999 only reflected seven of the nine months of Avondale's net interest income. Offsetting these increases is the interest expense related to funding of the cash surrender value of life insurance, which is included in the margin.

    Other income increased $1.2 million to $8.1 million for the nine months ended September 30, 2000 compared to $6.9 million for the same period in 1999. The increase was primarily due to income from an increase in cash surrender value of life insurance, increasing revenue from the Bank's equipment lease portfolio, a large gain on the sale of equipment and other real estate owned. These increases were offset by a decrease in loan service fees primarily due to a write-down in the value of interest only receivable and a decrease in servicing fees due to principal paydowns of home equity loans acquired through the Avondale merger.

    For the nine months ended September 30, 2000, other expense increased $1.6 million to $26.6 million from $25.0 million for the same period in 1999. The increase was due to merger related increases in salaries and employee benefits and occupancy and equipment expense, and an increase in advertising and marketing expense. Partially offsetting these increases was a decrease in other operating expenses and a decrease in intangibles amortization expense as the Company utilizes an accelerated intangible amortization method.

  Net Interest Margin

    The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates.

AVERAGE BALANCES, INTEREST RATES AND YIELDS
(Dollars in thousands)

	Three Months Ended September 30,
	2000			1999
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans(1)(2)	$1,005,693	$22,621	8.95%	$825,769	$16,993	8.16%
Taxable investment securities	259,140	4,453	6.84%	261,186	4,185	6.36%
Investment securities exempt from federal income taxes(3)	5,124	120	9.32%	5,479	125	9.05%
Federal funds sold	162	3	7.37%	11,336	144	5.04%
Other interest bearing deposits	1,219	19	6.20%	772	11	5.65%

Total interest earning assets	1,271,338	27,216	8.52%	1,104,542	21,458	7.71%

Non-interest earning assets	160,462			108,954

Total assets	$1,431,800			$1,213,496

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$172,535	1,319	3.04%	$182,489	1,241	2.70%
Savings deposits	138,182	818	2.36%	159,988	1,019	2.52%
Time deposits	539,790	8,457	6.23%	458,458	5,869	5.08%
Short-term borrowings	288,726	4,850	6.68%	56,773	679	4.74%
Long-term borrowings	32,326	701	8.63%	119,700	1,654	5.48%

Total interest bearing liabilities	1,171,559	16,145	5.48%	977,408	10,462	4.25%

Demand deposits- non-interest bearing	152,305			137,645
Other non-interest bearing liabilities	23,310			21,421
Stockholders' equity	84,626			77,022

Total liabilities and stockholders' equity	$1,431,800			$1,213,496

Net interest income/interest rate spread(4)		$11,071	3.04%		$10,996	3.46%

Net interest margin(5)			3.46%			3.95%

(1)
Non-accrual loans are included in average loans.

(2)
Interest income includes loan origination fees of $386 thousand and $255 thousand for the three months ended September 30, 2000 and 1999, respectively.

(3)
Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended September 30, 2000 and 1999.

(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(5)
Net interest margin represents net interest income as a percentage of average interest earning assets.

    Net interest income was $11.0 million for the third quarter of 2000 which equaled net interest income for the same period in 1999. Net interest income remained flat as a result of a $5.8 million increase in interest income, due to growth in commercial and lease banking business and lending rates, offset by a $5.7 million increase in interest expense on deposits and borrowings at higher interest costs to fund asset growth. Interest income increased due to a $166.8 million, or 15.1%, increase in average interest earning assets from a $179.9 million increase in average loans offset by a $11.2 million decrease in average federal funds sold. Interest expense rose as a result of a $194.2 million, or 19.9%, increase in average interest bearing liabilities mostly due to $81.3 million increase in average time deposits, including $99.2 million due to brokered time deposit accounts, offset by decreases in other time deposits. In addition, average borrowings increased $144.6 million, mostly due to federal funds purchased and Federal Home Loan Bank advances. Offsetting these increases were decreases in NOW, money market and savings accounts totaling $31.8 million. The net interest margin on a fully tax equivalent basis was 3.46% for the third quarter of 2000 and 3.95% for the third quarter of 1999. Funding the investment in cash surrender value of life insurance affected the net interest margin for the third quarter of 2000 compared to 1999. Excluding this item, the net interest margin on a fully tax equivalent basis would have been 3.62% for the third quarter of 2000.

AVERAGE BALANCES, INTEREST RATES AND YIELDS — Continued
(Dollars in thousands)

	Nine Months Ended September 30,
	2000			1999
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans(1)(2)	$948,656	$62,230	8.76%	$754,367	$45,935	8.14%
Taxable investment securities	264,790	13,434	6.78%	284,148	12,660	5.96%
Investment securities exempt from federal Income taxes(3)	5,150	362	9.38%	5,493	371	9.02%
Federal funds sold	54	3	7.42%	21,462	762	4.75%
Other interest bearing deposits	1,417	61	5.75%	1,230	47	5.11%

Total interest earning assets	1,220,067	76,090	8.33%	1,066,700	59,775	7.49%

Non-interest earning assets	149,636			99,986

Total assets	$1,369,703			$1,166,686

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$170,070	3,708	2.91%	$171,512	3,542	2.76%
Savings deposits	144,058	2,573	2.39%	145,626	2,748	2.52%
Time deposits	502,234	21,943	5.84%	430,274	16,407	5.10%
Short-term borrowings	270,264	12,809	6.33%	85,748	2,929	4.57%
Long-term borrowings	32,376	1,972	8.14%	109,676	4,558	5.56%

Total interest bearing liabilities	1,119,002	43,005	5.13%	942,836	30,184	4.28%

Demand deposits — non-interest bearing	147,653			134,650
Other non-interest bearing liabilities	21,010			19,319
Stockholders' equity	82,038			69,881

Total liabilities and stockholders' equity	$1,369,703			$1,166,686

Net interest income/interest rate spread (4)		$33,085	3.20%		$29,591	3.21%

Net interest margin(5)			3.62%			3.71%

(1)
Non-accrual loans are included in average loans.

(2)
Interest income includes loan origination fees of $1.2 million and $690 thousand for the nine months ended September 30, 2000 and 1999, respectively.

(3)
Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the nine months ended September 30, 2000 and 1999.

(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(5)
Net interest margin represents net interest income as a percentage of average interest earning assets.

    For the nine months ended September 30, 2000, net interest income increased $3.5 million to $33.0 million from $29.5 million for the nine months ended September 30, 1999. The increase in net interest income resulted from an increase in interest income of $16.3 million, or 27.4%, partially offset by an increase in interest expense of $12.8 million, or 42.5%. Interest income increased due to a $153.4 million, or 14.4%, increase in average interest earning assets as a result of a $194.3 million increase in average loans offset by a $19.7 million decrease in average investment securities and a $21.4 million decrease in average federal funds sold. Increased yields on lending based on a higher prime rate for the nine months ended September 30, 2000 also attributed to the increase in interest income. Interest expense rose as a result of a $176.5 million, or 18.7%, increase in average interest bearing liabilities due to a $73.3 million increase in average time deposits of $100 thousand or more, mostly due to brokered accounts, and a $107.2 million increase in average borrowings primarily from federal funds purchased and Federal Home Loan Bank advances. Increased deposit and borrowing rates for the nine months ended September 30, 2000 also attributed to the increase in interest expense. The net interest margin on a fully tax equivalent basis was 3.62% for the nine months ended September 30, 2000 and 3.71% for the same period in 1999. Excluding the effect of funding the investment in life insurance, the net interest margin would have been 3.74% for the nine months ended September 2000.

VOLUME, MIX AND RATE ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

    The following table presents the extent to which changes in volume, changes in mix and changes in interest rates of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (i) changes attributable to changes in volume, (current period volume, less current mix % multiplied by prior period total volume, multiplied by prior period rate), (ii) changes attributable to changes in mix (current mix % multiplied by total prior period volume, less prior period volume multiplied by prior period rate) and (iii) changes attributable to changes in rate (changes in rate multiplied by current period volume).

	Three Months Ended September 30, 2000 Compared to September 30, 1999				Nine Months Ended September 30, 2000 Compared to September 30, 1999
	Changes Due to Volume	Change Due to Mix	Change Due to Rate	Total Change	Changes Due to Volume	Change Due to Mix	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$2,644	$806	$2,178	$5,628	$7,097	$4,074	$5,124	$16,295
Taxable investment securities	543	(576)	301	268	1,484	(2,348)	1,638	774
Investment securities exempt from federal income taxes(1)	15	(23)	3	(5)	44	(67)	14	(9)
Federal funds sold	—	(142)	1	(141)	—	(760)	1	(759)
Other interest bearing deposits	2	4	2	8	7	—	7	14

Total increase in interest income	3,204	69	2,485	5,758	8,632	899	6,784	16,315

Interest Bearing Liabilities:
NOW and money market deposit accounts	192	(273)	159	78	546	(626)	246	166
Savings deposits	145	(284)	(62)	(201)	428	(458)	(145)	(175)
Time deposits	1,233	355	1,000	2,588	3,151	444	1,941	5,536
Short-term borrowings	571	2,196	1,404	4,171	1,455	4,854	3,571	9,880
Long-term borrowings	74	(1,278)	251	(953)	212	(3,428)	630	(2,586)

Total increase in interest expense	2,215	716	2,752	5,683	5,792	786	6,243	12,821

Increase (decrease) in net interest income	$989	$(647)	$(267)	$75	$2,840	$113	$541	$3,494

(1)
Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 2000 and 1999.

  Other Income

    Other income decreased $143 thousand, or 5.2%, to $2.6 million for the quarter ended September 30, 2000 from $2.7 million for the same period in 1999. This decrease was primarily due to a $1.6 million decrease in loan service fees due to a $975 thousand write-down in the value of interest only receivable and a $628 thousand decrease in servicing fees from anticipated principal paydowns and reductions in related percentages based on outstanding loan balances of home equity loans previously securitized and sold by Avondale. Offsetting this decrease was a $515 thousand increase of residual income from an increase in cash surrender value of life insurance, a $354 thousand increase in revenues from the Bank's equipment lease portfolio, of which approximately $350 thousand was the result of gains on residual disposition, and a $624 thousand increase in other operating income from a $500 thousand gain on the sale of equipment and a $171 thousand gain on the sale of real estate owned.

    For the nine months ended September 30, 2000, other income increased $1.2 million, or 17.8%, to $8.1 million from $6.9 million for the nine months ended September 30, 1999. The increase was primarily due to $1.2 million in income from the increase in cash surrender value of life insurance, a $554 thousand increase in revenues from the Bank's equipment lease portfolio, net lease financing, of which approximately $413 thousand was the result of gains on residual disposition, a $1.1 million increase in other operating income, from a $500 thousand gain on the sale of equipment, a $171 thousand gain on the sale of real estate owned, and a $168 thousand increase in automatic teller machine fees due to the merger. Offsetting these increases was a $1.7 million decrease in loan service fees primarily due to a $975 thousand write-down in the value of interest only receivable and a $577 thousand decrease in servicing fees due to anticipated principal paydowns and reductions in related fees and income based on outstanding loan balances of home equity loans previously securitized and sold by Avondale.

  Other Expense

    Other expense decreased $390 thousand, or 4.3%, to $8.7 million for the third quarter of 2000 from $9.1 million for the third quarter of 1999. The decrease was primarily due to a $551 thousand decrease in other operating expenses which included a $266 thousand decrease in directors fees, as directors elected stock options rather than cash as compensation for services rendered, and a $174 thousand decrease in professional and legal fees. In addition, advertising and marketing expense increased $165 thousand, occupancy and equipment expense increased $148 thousand, resulting from the opening of two new banking centers, offset by a $127 thousand decrease in intangibles amortization expense as the Company utilizes an accelerated intangible amortization method which amortizes a greater amount of purchase premium in early years than in later years.

    For the nine months ended September 30, 2000, other expense increased $1.6 million, or 6.7%, to $26.6 million from $25.0 million for the nine months ended September 30, 1999. The increase was due to a $992 thousand increase in salaries and employee benefits and a $696 thousand increase in occupancy and equipment expenses mainly due to the merger, and a $542 thousand increase in advertising and marketing expense. Partially offsetting these increases was a $162 thousand decrease in other operating expenses and a $394 thousand decrease in intangibles amortization expense as the Company utilizes an accelerated intangible amortization method which amortizes a greater amount of purchase premium in early years than in later years.

  Income Taxes

    Income tax expense for the three months ended September 30, 2000 was $1.2 million compared to $1.4 million for the same period in 1999. The effective tax rate decreased to 29.2% for the third quarter of 2000 from 32.0% for the same period in 1999, as the income from the cash surrender value of life insurance is not subject to income tax expense.

    Income tax expense for the nine months ended September 30, 2000 was $3.6 million compared to $3.4 million for the same period in 1999. The effective tax rate decreased to 30.0% for the nine months ended September 30, 2000 from 32.6% for the same period in 1999 as noted above.

  Cash Earnings

    The purchase method of accounting has been used to record each of the Company's acquisitions and the Avondale merger. As a result, the recorded basis of the net assets of the acquired entities has been adjusted to fair value. Adjustments included recording core deposit intangibles to reflect the difference between the fair value and underlying basis of deposits purchased and recording goodwill for the excess of the acquisition cost over the fair value of net assets acquired. Core deposit intangibles and goodwill are being amortized as a non-cash expense over periods of up to eight and 20 years, respectively. Amortization expense reduces net income during the amortization periods.

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

    The following table sets forth the Company's cash earnings, which is defined by management as net income excluding amortization of core deposit intangibles and goodwill and the related deferred income tax effect (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Net Income	$2,950	$2,877	$8,471	$7,072
Goodwill amortization	210	204	617	611
Core deposit intangibles amortization (net of tax)	183	269	548	808

Cash earnings	$3,343	$3,350	$9,636	$8,491

Average tangible assets	$1,417,481	$1,198,067	$1,355,067	$1,150,777
Average tangible equity	$75,269	$63,755	$72,006	$54,807
Performance ratios:(1)
Cash return on average tangible assets	0.94%	1.11%	0.95%	0.99%
Cash return on average tangible equity	17.66%	20.85%	17.88%	20.71%

(1)
Cash return on average tangible assets and equity has been annualized for the three months and nine months ended September 30, 2000 and 1999.

  Balance Sheet Review

    Total assets increased $149.5 million, or 11.4%, to $1.5 billion at September 30, 2000 compared to $1.3 billion at December 31, 1999. The increase was due to a $130.5 million increase in loan growth in the commercial and lease banking business, and a $31.2 million increase in cash surrender value of life insurance. Offsetting these increases was a $17.3 million decrease in investment securities.

    Total liabilities increased $141.6 million, or 11.5%, to $1.4 billion at September 30, 2000 compared to $1.2 billion at December 31, 1999. The increase was due to a $79.1 million increase in total deposits including a $107.7 million increase in time deposits of $100 thousand or more, with $120.5 million of the increase from brokered time deposit accounts, offset by a $31.3 million decrease in other interest bearing deposits. A $58.6 million increase in short-term borrowings also attributed to the increase in liabilities primarily due to a $21.5 million increase in federal funds purchased, a $20.0 million increase in Federal Home Loan Bank advances, a $11.2 million increase in repurchase agreements used to fund investment securities and a $5.6 million increase in correspondent bank lines of credit.

    Total assets increased $235.8 million, or 19.3%, to $1.5 billion at September 30, 2000 compared to $1.2 billion at September 30, 1999. The increase was due to a $199.4 million increase in loan growth in the commercial and lease banking business, a $31.2 million increase in cash surrender value of life insurance, and a $14.2 million increase in net lease investment.

    Total liabilities increased $225.6 million, or 19.9%, to $1.4 billion at September 30, 2000 compared to $1.1 billion at September 30, 1999. The increase was due to a $73.9 million increase in total deposits primarily from a $111.8 million increase in time deposits of $100 thousand or more, with $120.5 million of the increase from brokered accounts. A $13.6 million increase in non-interest bearing accounts also contributed to the increase in total deposits offset by a $51.6 million decrease in other interest bearing accounts. Short-term borrowings increased $205.1 million due to a $90.0 million increase in Federal Home Loan Bank advances, a $77.5 million increase in federal funds purchased, a $30.0 million increase in repurchase agreements used to fund investment securities and a $10.6 million increase in correspondent bank lines of credit.

  Loan Portfolio

    The following table sets forth the composition of the loan portfolio (dollars in thousands):

	September 30, 2000		December 31, 1999		September 30, 1999
	Amount	Percent	Amount	Percent	Amount	Percent
Manufacturers Bank — core business:
Commercial	$195,810	18.94%	$154,833	17.14%	$140,198	16.81%
Commercial loans collateralized by
lease payments	251,369	24.32%	186,895	20.70%	138,607	16.61%
Commercial real estate	316,856	30.66%	249,107	27.58%	243,770	29.22%
Residential real estate	100,153	9.69%	129,040	14.29%	117,302	14.06%
Construction real estate	50,892	4.92%	58,447	6.47%	49,683	5.96%
Installment and other	52,382	5.07%	39,603	4.39%	39,488	4.73%

Total loans Manufacturers Bank — core business	967,462	93.60%	817,925	90.57%	729,048	87.39%

Acquired from Avondale Federal
Savings Bank—non-core business:
Commercial real estate	—	—	—	—	1,424	0.17%
Residential real estate	13,042	1.26%	14,593	1.61%	23,275	2.79%
Credit scored mortgage loans	45,921	4.44%	59,716	6.61%	67,401	8.08%
Installment and other	7,163	0.70%	10,892	1.21%	13,063	1.57%

Total loans acquired from Avondale Federal
Savings Bank — non-core business	66,126	6.40%	85,201	9.43%	105,163	12.61%

Gross loans	1,033,588	100.00%	903,126	100.00%	834,211	100.00%

Allowance for loan losses	(12,925)		(12,197)		(13,203)

Net loans	$1,020,663		$890,929		$821,008

    Net loans increased $129.7 million from $890.9 million at December 31, 1999 and $199.7 million from $821.0 million at September 30, 1999 to $1.02 billion at September 30, 2000 due to growth in commercial and lease banking business. Total loans Manufacturers Bank — core business represents loan types the Company intends to originate in the future, while total loans acquired from Avondale Federal Savings Bank — non-core business represents loan types the Company will not originate in the future.

  Asset Quality

    The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

	September 30, 2000	December 31, 1999	September 30, 1999
Non-accruing loans:
Manufacturers Bank — core business:	$4,398	$3,670	$3,626
Acquired from Avondale Federal Savings Bank — non-core business	5,163	7,031	7,174

Total non-accruing loans	9,561	10,701	10,800
Loans 90 days or more past due, still accruing interest:
Manufacturers Bank — core business	18	—	130
Acquired from Avondale Federal Savings Bank — non-core business	42	—	—

Total loans 90 days or more past due, still accruing interest	60	—	130

Total non-performing loans	9,621	10,701	10,930

Other real estate owned:
Manufacturers Bank — core business	85	159	89
Acquired from Avondale Federal Savings Bank — non-core business	390	194	190

Total other real estate owned	475	353	279

Total non-performing assets	$10,096	$11,054	$11,209

Total non-performing loans to total loans	0.93%	1.18%	1.31%
Allowance for loan losses to non-performing loans	134.34%	113.98%	120.80%
Total non-performing assets to total assets	0.69%	0.84%	0.92%

    Non-performing assets decreased $1.1 million, or 9.9%, to $10.1 million at September 30, 2000 from $11.2 million at September 30, 1999. Overall decreases in total non-accruing loans at September 30, 2000 compared to September 30, 1999 were due to the Company's diligent collection efforts.

  Allowance for Loan Losses

    A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Balance at beginning of period	$12,638	$14,453	$12,197	$6,344
Additions resulting from merger	—	—	—	9,489
Provision for loan losses	750	363	2,340	897
Charge-offs:
Manufacturers Bank — core business	(535)	(589)	(605)	(1,949)
Acquired from Avondale Federal Savings Bank — non-core business	(405)	(1,176)	(1,659)	(2,105)

Total charge-offs	(940)	(1,765)	(2,264)	(4,054)

Recoveries:
Manufacturers Bank — core business	340	6	340	19
Acquired from Avondale Federal Savings Bank — non-core business	137	146	312	508

Total recoveries	477	152	652	527

Net charge-offs	(463)	(1,613)	(1,612)	(3,527)

Balance at September 30,	$12,925	$13,203	$12,925	$13,203

Total loans at September 30,	$1,033,588	$834,211	$1,033,588	$834,211
Ratio of allowance for loan losses to total loans	1.25%	1.58%	1.25%	1.58%

    The provision for loan losses increased $1.4 million for the nine months ended September 30, 2000 compared to 1999. Increases in the provision for loan losses reflected management's evaluation of core-business non-performing loans as well as growth in the commercial and lease banking business. Total charge-offs decreased $825 thousand for the third quarter of 2000 and $1.8 million for the nine months ended September 30, 2000 compared to respective periods for 1999, reflecting the Company's collection efforts on early delinquencies. In addition, at the merger date in 1999, Avondale's allowance for loan losses was $9.5 million. Management reviewed Avondale's calculation, based on credit scoring and other criteria, and concluded that the allowance for loan losses related to loans acquired through the merger was adequate. To date, losses associated with the loan portfolio acquired from Avondale are consistent with estimated losses indicated by the credit scoring models and other criteria at the merger date.

    The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. The Company further uses a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan is risk rated between one and nine, by the originating loan officer or loan committee, with one being the best case and nine being a loss or the worst case. Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between six and eight are monitored much closer by the officers. Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Company on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is also conducted by regulatory authorities. The amount of additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, is determined based on a variety of factors, including specific reserves on problem loans, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in the Bank's market area. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

  Lease Investments

    Lease investments by categories follow (dollars in thousands):

	September 30, 2000	December 31, 1999	September 30, 1999
Direct financing leases	$2,170	$531	$539
Operating leases:
Equipment, at cost	72,055	59,931	49,242
Less accumulated depreciation	(29,870)	(22,428)	(19,652)

	42,185	37,503	29,590

Lease investments, net	$44,355	$38,034	$30,129

    Lease investments are investments in equipment leased to other companies by the Bank. The Company has steadily grown its lease portfolio over the past five years from virtually nothing to $44.4 million at September 30, 2000. Much of this growth has occurred in the last three years, as the lease portfolio increased $25.0 million from $19.4 million at September 30, 1997 compared to September 30, 2000. The Bank funds most of its lease equipment purchases itself, but has some loans at other banks totaling $6.3 million at September 30, 2000, $6.9 million at December 31, 1999 and $7.7 million at September 30, 1999.

    The lease portfolio is made up of various types of equipment, general technology related, such as computer systems, satellite equipment, and general manufacturing equipment. The credit quality of the lessee generally must be in one of the top four rating categories of Moody's or Standard & Poors, or the equivalent. In most cases, during the early years of the lease, the Bank recognizes a loss on its investment due to funding costs, and as a lease ages, a gain. Consequently, as the Bank has built its leased equipment portfolio, current earnings have been reduced. However, gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, the Bank usually limits individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.

    At September 30, 2000, the following schedule represents the residual values of leases in the year initial lease terms are ended (dollars in thousands):

End of Initial Lease Terms December 31,	Residual Values
2000	$1,734
2001	1,788
2002	2,187
2003	1,552
2004	2,541
2005	3,885

$13,687

    There were approximately 128 lease schedules at September 30, 2000 compared to 115 at December 31, 1999 and 112 at September 30, 1999. In addition, residual lease values were $13.7 million, $9.3 million, and $7.8 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively, resulting in an average residual per lease of $107 thousand, $81 thousand and $70 thousand for the respective periods.

  Interest Only Receivable

    At September 30, 2000 interest only receivable acquired through the merger was $12.2 million. The value of interest only receivable is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivable, as this receivable is accounted for as securities available for sale. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses. As a result of revised assumptions, principally pertaining to anticipated credit losses at September 30, 2000, the Company wrote-down the value of interest only security pool 97-2 by $665 thousand and 98-1 by $310 thousand.

    The following table shows the results of the Company's assumptions used to estimate the fair value at September 30, 2000 (dollars in thousands):

	Interest Only Security Pools
	96-1	97-1	97-2	98-1
Estimated fair value	$2,844	$2,513	$3,548	$3,320
Prepayment speed	35.00%	35.00%	35.00%	35.00%
Weighted-average life (in years) (1)	1.14	1.32	1.56	1.99
Expected credit losses (2)	2.99%	4.74%	6.20%	6.47%
Residual cash flows discounted at	12.00%	12.00%	12.00%	12.00%
Loans outstanding at September 30, 2000	17,066	21,238	28,744	49,049
Underlying interest rates on loans (1)	13.32%	13.73%	13.92%	13.94%

(1)
The weighted-average life in years of prepayable assets is calculated by multiplying (a) the principal collections expected in each future year by (b) the number of years until collection, and then dividing that sum by the current principal balance. This calculation is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

(2)
Assumed remaining credit losses over the life remaining on the loans outstanding at September 30, 2000 are $510 thousand, $1.0 million, $1.8 million and $3.2 million for the 96-1, 97-1, 97-2 and 98-1 interest only security pools, respectively. The expected credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

(3)
Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

  Investment Securities

    The following table sets forth the amortized cost and fair value of the Company's investment securities by accounting classification and type of security (in thousands):

	At September 30, 2000		At December 31, 1999		At September 30, 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agencies	100,001	98,022	99,891	97,691	99,862	97,698
States and political subdivisions	4,814	4,964	5,164	5,366	—	—
Mortgage-backed securities	101,010	100,144	120,114	118,948	103,464	102,844
Corporate bonds	43,086	39,006	43,092	40,564	43,091	41,452
Other securities	958	958	962	958	—	—
Investment in equity lines of credit trusts	10,870	10,870	7,786	7,786	7,872	7,872

Total securities available for sale	$260,739	$253,964	$277,009	$271,313	$254,289	$249,866

Securities Held to Maturity:
States and political subdivisions	$—	$—	$—	$—	$5,495	$5,741
Mortgage-backed securities	—	—	—	—	3,945	3,776
Other securities	—	—	—	—	963	963

Total securities held to maturity	$—	$—	$—	$—	$10,403	$10,480

  Liquidity and Sources of Capital

    The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $21.6 million and $17.2 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by (used in) investing activities was ($163.2) million for the nine months ended September 30, 2000 and $125.0 million for the comparable period in 1999. The decrease in net cash provided by investing activities was primarily due to the Company's loan growth and purchase of cash surrender value of life insurance as well as decreases in cash flows from sales, maturities and calls of securities available for sale, and net federal funds sold. Net cash provided by (used in) financing activities was $137.2 million for the nine months ended September 30, 2000 and ($136.5) million for the same period in 1999. The increase in net cash provided by financing activities was due to increases in interest bearing deposits, primarily from increases in brokered time deposit accounts, and short-term borrowings, primarily due to increases in federal funds purchased and Federal Home Loan Bank advances, to fund asset growth.

    The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the asset liability committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, more than $105.0 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank (FHLB) and has the ability to borrow from the FHLB. MB Financial, Inc. also maintains a line of credit with a large regional correspondent bank in the amount of $15.0 million. As of September 30, 2000, MB Financial had $4.4 million undrawn and available under its line of credit.

    The Bank's total risk-based capital ratio was 10.11%, Tier 1 capital to risk-weighted assets ratio was 9.06% and Tier 1 capital to average asset ratio was 7.90% at September 30, 2000. The FDIC has categorized the Bank subsidiary as "Well-Capitalized" at September 30, 2000.

    As of September 30, 2000, the Company's book value per share was $12.36 compared to $10.91 at September 30, 1999.

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

  •
  Federal and state legislative and regulatory developments;

  •
  Changes in management's estimate of the adequacy of the allowance for loan losses;

  •
  Changes in management's valuation of the interest only receivable;

  •
  Changes in the level and direction of loan delinquencies and write-offs;

  •
  Interest rate movements and their impact on customer behavior and the Company's net interest margin;

  •
  The impact of repricing and competitors' pricing initiatives on loan and deposit products;

  •
  The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;

  •
  The Company's ability to access cost effective funding; and

  •
  Changes in financial markets and general economic conditions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    At September 30, 2000, there has been no material change in market risk from December 31, 1999.

PART II. — OTHER INFORMATION

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2000.

MB FINANCIAL, INC.
By:	/s/ Mitchell Feiger Mitchell Feiger Chief Executive Officer (Principal Executive Officer)
By:	/s/ Jill York Jill York Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

QuickLinks

MB FINANCIAL, INC. AND SUBSIDIARIES FORM 10-Q September 30, 2000 INDEX
MB FINANCIAL, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Statement Amounts in Thousands except Common Share Data)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30 2000 and 1999
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. — OTHER INFORMATION
SIGNATURES