Form 10-K
period 2000-12-31
MB FINANCIAL INC
filed 2001-03-21
CIK 908143

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

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-24566

                               MB FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                            36-3895923
          (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

     1200 NORTH ASHLAND AVENUE, CHICAGO, ILLINOIS           60622
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (773) 278-4040

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

            TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED

      _____________________________   __________________________________________

      _____________________________   __________________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $78,715,000 as of March 09, 2001. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

     There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of March 09, 2001.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                  DOCUMENT                              PART OF FORM 10-K
                  --------                              -----------------

      Proxy Statement for the Annual Meeting of
      Stockholders to be held on April 24, 2001             Part III
      (to be filed on or before March 31, 2001)

      Index to Exhibits is in Item 14(c)(1). on page 82. This report consists of 137 pages.




================================================================================

                       MB FINANCIAL, INC. AND SUBSIDIARIES

                                    FORM 10-K

                                DECEMBER 31, 2000

                                      INDEX

                                                                                                        Page
                                                                                                        ----

PART I

Item 1       Business ...............................................................................      4
Item 2       Properties .............................................................................     13
Item 3       Legal Proceedings ......................................................................     13
Item 4       Submission of Matters to a Vote of Security Holders ....................................     13

PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters ..................     14
Item 6       Selected Financial Data ................................................................     15
Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operation ...     18
Item 7A      Quantitative and Qualitative Disclosures about Market Risk .............................     38
Item 8       Financial Statements and Supplementary Data ............................................     41
Item 9       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ...     78

PART III

Item 10      Directors and Executive Officers of the Registrant .....................................     78
Item 11      Executive Compensation .................................................................     78
Item 12      Security Ownership of Certain Beneficial Owners and Management .........................     78
Item 13      Certain Relationships and Related Transactions .........................................     78

PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................     79
             Signatures .............................................................................     81


                                     PART 1

ITEM 1.  BUSINESS

         GENERAL

     MB Financial, Inc. ("MB Financial") was incorporated in Delaware in 1995 and is a bank holding company under the Federal Banking Holding Company Act of 1956, as amended ("BHCA") and the Illinois Bank Holding Company Act of 1957 ("Illinois BHCA"). MB Financial conducts a commercial banking business through Manufacturers Bank, an Illinois banking corporation, which is wholly-owned by Manufacturers National Corporation, an Illinois corporation and wholly-owned subsidiary of MB Financial. Unless the context otherwise requires, the Company includes MB Financial and its subsidiaries and predecessors. At December 31, 2000, the Company had approximately 1,400 stockholders of record, 7,064,515 shares of common stock outstanding, total consolidated assets of $1.5 billion and operated from a total of 13 offices throughout metropolitan Chicago, including the principal business office at 1200 North Ashland Avenue, Chicago, Illinois.

     Manufacturers Bank owns all of the issued and outstanding shares of common stock of five active special purpose Illinois corporations, Ashland Management Agency, Inc. ("Ashland"), MB1200 Corporation ("MB1200"), Manufacturers Deferred Exchange Corporation ("MDEC"), Avondale Financial Services, Inc. ("AFS") and Manufacturers Community Development Corporation, all of which have their principal business offices at the principal business office of the Company at 1200 North Ashland Avenue, Chicago, Illinois. Ashland acts as manager of certain real estate owned by Manufacturers Bank; MB1200 holds title to property that Manufacturers Bank may receive pursuant to a foreclosure or other resolution of a non-performing loan; MDEC holds escrowed funds relating to certain tax advantaged property exchanges entered into by the customers of Manufacturers Bank; AFS provides investment and insurance products to customers of Manufacturers Bank and Manufacturers Community Development Corporation engages in community lending and equity investments to facilitate the construction and rehabilitation of housing in low and moderate neighborhoods in Manufacturers Bank's market area. The Company also owns all of the issued and outstanding Common Securities of Coal City Capital Trust I, a statutory Delaware business trust, making such trust a subsidiary of the Company for financial reporting purposes. In July 1998, Coal City Capital Trust I issued $25 million in Preferred Capital Securities.

     In 1995, the Company acquired 100% of the outstanding stock of Peterson Bank, located on Chicago's far north side, and in 1997, Manufacturers National Corporation acquired 100% of U.S. Bancorp, the single-bank holding company for U.S. Bank. In 1998, the Company sold 100% of the outstanding common stock of Coal City National Bank to Kankakee Bancorp, Inc., the parent holding company of Kankakee Federal Savings Bank.

     In 1999, Coal City Corporation, the then holding company for Manufacturers Bank ("CCC"), was merged with and into Avondale Financial Corp., the holding company for Avondale Federal Savings Bank. The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank. Since the CCC stockholders owned more than 50% of the merged company, the merger was accounted for as a reverse acquisition using the purchase method of accounting, with CCC being the accounting acquirer. As a result, the post-merger historical financial statements of the merged company are CCC's as the accounting acquirer, and include the operating results of Avondale since the merger date. See Footnote 2 to the Notes to Consolidated Financial Statements included herein in response to Item 8. for additional information.

     RECENT DEVELOPMENTS

     On February 8, 2001, MB Financial, Manufacturers National Corporation, Manufacturers Bank, and FSL Holdings, Inc. ("FSL Holdings") and its subsidiary, First Savings & Loan Association of South Holland ("Association"), entered into an Agreement and Plan of Merger pursuant to which Manufacturers National Corporation will merge into FSL Holdings, which will survive the merger as a wholly-owned subsidiary of MB Financial, and each shareholder of FSL Holdings will be paid $165 a share for each share of common stock held by such shareholder (for an aggregate consideration of $41,305,275). The Company expects this transaction to have no impact on earnings until the fourth quarter of 2001 when it is expected to increase annual earnings by $0.05 to $0.10 per share. The consideration for the aforesaid merger will be funded through a combination of cash acquired through the acquisition and borrowings. It is anticipated that the Company and Manufacturers Bank will continue to be in full compliance with all capital adequacy requirements subsequent to merger. In connection with the foregoing merger, both the Association and Manufacturers National Corporation will also merge into Manufacturers Bank so that Manufacturers Bank will be a direct subsidiary of MB Financial and the separate existence of the Association and Manufacturers National Corporation will cease.

     Consummation of the merger is subject to certain conditions, including the approval of the Agreement and Plan of Merger by the shareholders of FSL Holdings and the approval of the merger by the Federal Reserve Board ("FRB"), the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation and the Illinois Commissioner of Banks and Real Estate ("Illinois Commissioner"). Subject to the foregoing conditions, the merger currently is expected to occur in the second quarter of 2001.

     FSL Holdings is an Illinois corporation and a registered savings and loan holding company with the OTS. FSL Holdings has not engaged in any significant activity other than holding the stock of the Association.

     At December 31, 2000, FSL Holdings had consolidated assets of $224.8 million, consolidated liabilities of $192.2 million (which includes total deposits through the Association of $176.6 million), and stockholders' equity of $32.6 million. FSL Holdings' only office is located at 475 East 162nd Street, South Holland, Illinois 60473, a Chicago suburb located approximately 25 miles south of MB Financial's principal executive offices.

     The Association is an Illinois chartered stock savings and loan association. The Association is regulated by the Illinois Commissioner, and its deposits are insured up to the applicable limits under the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. The Association is a member of the Federal Home Loan Bank system.

     The Association's principal business activity consists of attracting deposits from the public and investing those deposits, together with funds generated from operations and borrowings, primarily in residential and commercial mortgage loans. The Association operates from a single financial services office located at the office of FSL Holdings. At December 31, 2000, the Association's total assets were $217.2 million and its capital was $28.5 million or 13.1% of total assets.

     BUSINESS AREAS

     Manufacturers Bank concentrates its business efforts on servicing small and middle market businesses, such as manufacturers, wholesalers, distributors, long-term health care operators, real estate operators and investors, and home developers located throughout the entire Chicago metropolitan area. The Company, through its acquisition program and through careful selection of officers and employees, has moved to position Manufacturers Bank to take a leading role in filling this attractive niche in the market. In order to further the ability of Manufacturers Bank to play such a leading role, management has also caused Manufacturers Bank to divide its business into four distinctly recognizable areas, referred to as Commercial Banking, Lease Banking, Korean Banking and Retail Banking.

     COMMERCIAL BANKING. The Commercial Banking group focuses on serving privately-owned companies run by entrepreneurs, including manufacturers, wholesalers, distributors, home developers, long-term health care operators, real estate operators and investors, and selected types of service companies. Manufacturers Bank provides a full set of credit, deposit, cash management and investment products to these companies. These products are specifically designed for companies with sales between $5 million and $50 million. The products developed for this target market include:

     CREDIT PRODUCTS:

     o Working capital loans and lines of credit, including accounts receivable and inventory financing

     o    Equipment loans and leasing

     o    Business acquisition loans

     o    Owner occupied real estate loans

     o    Financial, performance and commercial letters of credit

     DEPOSIT AND CASH MANAGEMENT PRODUCTS:

     o Corporate InterConnect - an internet cash management product for businesses

     o    Zero balance accounts

     o    Automated tax payments

     o    ATM access

     o    Merchant credit card program

     o    Telephone banking

     o    Lockbox

     o    Direct deposit (ACH)

     o    Account reconciliation

     o    Controlled disbursement

     o    Detail and general information reporting

     o    Wire transfers

     o    A variety of international banking services

     o    Checking accounts


     o    Investment services

     In addition, for real estate operators and investors, Manufacturers Bank also offers the following products:

     o    Commercial mortgages

     o    Residential, commercial, retail and industrial construction loans

     o    Land acquisition and development loans

     o    Industrial revenue bond financing

     LEASE BANKING. The target market for the Lease Banking group consists of small and medium size equipment leasing companies located throughout the United States. Manufacturers Bank has provided Lease Banking services to these companies for more than 25 years. Competition in servicing this equipment leasing market generally comes from large banks, financing companies, large industrial companies and some community banks in certain segments of the business. Manufacturers Bank provides rapid service and decision making and flexible financial solutions to meet its customers' needs in this market. Manufacturers Bank provides full banking services for these leasing companies by financing the debt portion of leveraged leases ("Lease Loans"), providing short-term and long-term equity financing, making working capital and bridge loans, and investing directly into leased equipment. The volume of Lease Loans is closely managed, in order to control Manufacturers Bank's liquidity and the level of total risk adjusted assets.

     KOREAN BANKING. The Korean Banking group focuses on the expanding Korean community located principally on the north side of Chicago and in Chicago's northwestern suburbs. Manufacturers Bank serves ethnic Korean consumers and Korean-owned businesses by providing complete banking services using the Korean language. Korean commercial customers tend to be small owner-operated, cash businesses, such as dry cleaners, gift shops and restaurants. While continuing to serve these customers, Manufacturers Bank is also targeting those Korean-owned businesses with annual sales between $2 million and $20 million. Personnel in the Korean Banking group, as well as a number of other individuals in key service positions at Manufacturers Bank, speak and conduct business in Korean. Manufacturers Bank's automated telephone account access services are provided in the Korean language as well. Competition in this growing market segment is quite limited because of the need to provide all banking services in Korean.

     RETAIL BANKING. The target market for the Retail Banking group consists of consumers who live or work near Manufacturers Bank offices. Manufacturers Bank offers a full set of consumer products to these individuals, including checking accounts, savings accounts, money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, and a variety of fee for service products, such as money orders and travelers checks. Manufacturers Bank also offers brokerage services which include sales of non-FDIC insured investment products to its client base.

     LENDING ACTIVITIES

     GENERAL. Manufacturers Bank is primarily a business lender and its loan portfolio consists primarily of loans to businesses or for business purposes.

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

     Manufacturers Bank's lines of credit are typically secured, established for one year or less, and are subject to renewal upon satisfactory review of the borrower's financial statements and credit history. Secured short-term commercial business loans are usually collateralized by accounts receivable, equipment or real estate. Such loans are typically guaranteed by the owners of the business. Interest rates tend to be at or above the prime-lending rate, although there has been considerable recent market pressure to make loans at a spread above LIBOR. At December 31, 2000, there were $229 million in commercial loans representing 21.7% of the total loan portfolio outstanding.

     COMMERCIAL REAL ESTATE LENDING. Manufacturers Bank originates commercial real estate mortgage loans that are generally secured by one or more of the following kinds of properties: multi-unit residential property, owner and non-owner occupied commercial and industrial property, and residential property for development. Loans are also made to acquire and develop land. At December 31, 2000, there were $313 million in commercial real estate loans representing 29.6% of the total loan portfolio outstanding.

     LEASE LOANS. Manufacturers Bank lends money to small and mid-size leasing companies to finance the debt portion of leveraged leases (i.e., Lease Loans). A Lease Loan arises when a leasing company discounts with Manufacturers Bank the equipment rental revenue stream owed to the leasing company by a lessee. Lease Loans are generally non-recourse to the leasing company, and, consequently, Manufacturers Bank underwrites Lease Loans by examining the creditworthiness of the lessee rather than the lessor. Lease Loans are secured by the equipment being leased. The lessee acknowledges Manufacturers Bank's security interest in the leased equipment and agrees to send lease payments directly to Manufacturers Bank. Lessees tend to be Fortune 500 or Fortune 1000 companies and have a public debt rating in one of the top four rating categories by Moody's or Standard & Poors, or the equivalent. If the lessee does not have a public debt rating, then Manufacturers Bank lends when its own credit analysis indicates that if the lessee did have a debt rating it would be in one of the top four categories. Lease Loans are fully amortizing, with maturities ranging from two to five years. Loan rates are fixed at a spread over the U.S. Treasury curve. Currently lease loan yields range from 1.5% to 3.0% over the U.S. Treasury curve. Manufacturers Bank uses Lease Loans to manage its risk adjusted asset totals. Since these loans are high quality and made to well-known public companies, the loans are generally marketable. Manufacturers Bank also has sold loans to correspondents that range from a large regional bank to small community banks. At December 31, 2000, there were $245 million in commercial loans collateralized by lease payments representing 23.2% of the total loan portfolio outstanding.

     FOREIGN OPERATIONS

     The Company does not engage in any operations in foreign countries.

     COMPETITION

     Vigorous competition exists in the major areas in which Manufacturers Bank is presently engaged in business. Competition includes not only commercial banks but also other financial institutions, including savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing and finance companies and a variety of financial services and advisory companies. Manufacturers Bank competes by providing quality services to its customers, ease of access to facilities and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-loan or non-deposit services).

     PERSONNEL

     As of December 31, 2000, the Company had 284 full time employees and 75 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

     SUPERVISION AND REGULATION

     BANK HOLDING COMPANY REGULATION. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA. As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and the Company and its nonbanking affiliates will be subject to examination by the FRB. Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

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

     The Company and its subsidiaries are affiliates within the meaning of the Federal Reserve Act ("FRA") so that Manufacturers Bank is subject to certain restrictions on transactions with affiliates or involving securities issued by an affiliate, such as any extensions of credit to the Company and its other subsidiaries, investments in the stock or other securities of the Company and its other subsidiaries and the acceptance of the stock or other securities of the Company or its other subsidiaries as collateral for loans. Certain limitations and reporting requirements will be placed on extensions of credit by Manufacturers Bank to principal stockholders of the Company and its other subsidiaries, to directors and certain executive officers of the Company and its other subsidiaries, and to "related interests" of such principal stockholders, directors and officers.

     Under the Federal Deposit Insurance Act ("FDIA"), an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default (i.e., the appointment of a conservator or receiver) of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. Thus, Manufacturers Bank could incur liability to the FDIC in the event of a loss suffered by the FDIC in connection with another depository institution subsidiary.

     Under the FDIC's risk-based insurance assessment system, each insured bank or thrift is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's or thrift's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 0.27% spread between the highest and lowest assessment rates, so that institutions classified as strongest by the FDIC are subject in 2000 to 0.00% assessment, and those classified as weakest by the FDIC are subject to an assessment rate of 0.27%. In 2000, each insured bank and insured thrift was subject to an additional assessment which fluctuates quarterly and is approximately 0.02%. These additional assessments were used to fund debt service or obligations issued in connection with the resolution of the thrift crisis in the 1980's. In 2001, each commercial bank and thrift will again be subject to an additional assessment. The most current assessment was 0.019%.

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

     Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, is well managed and is not subject to any unresolved supervisory issues.

     Manufacturers Bank is permitted, under the Illinois Banking Act ("IBA"), to declare and pay dividends in amounts up to the amount of its accumulated net profits, provided that it shall retain in its surplus at least one-tenth of its net profits since the date of the declaration of its most recent previous dividend until said additions to surplus, in the aggregate, equal at least the paid-in-capital of such bank. In no event may Manufacturers Bank, while it continues its banking business, pay dividends in excess of its net profits then on hand (after deductions for losses and bad debts).

     CAPITAL REQUIREMENTS. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for banks and thrift institutions. The Company will be subject to capital requirements on a consolidated basis and Manufacturers Bank individually will be subject to applicable capital requirements.

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

     The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under FDIC regulations, an insured institution is well capitalized if it maintains a leverage ratio (I.E., ratio of Tier 1 capital to total assets) of at least 5%, a total risk-based capital ratio (I.E., a ratio of total qualifying capital to risk-weighted assets) of at least 10% and a Tier 1 risk-based capital ratio (I.E., a ratio of Tier 1 capital to risk-weighted assets) of at least 6% and is not subject to an agreement, order or directive to maintain a specified capital level. An institution is generally considered to be adequately capitalized if it is not well capitalized but has a Leverage Ratio of 4% or greater (or a leverage ratio of 3% if it has a safety and soundness examination rating of "1"), a total risk-based capital ratio of 8% or greater and a Tier 1 risk-based capital ratio of 4% or greater. An institution will be considered undercapitalized if it fails to meet any minimum requirement to be adequately capitalized, significantly undercapitalized if it is significantly below such requirement and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. An institution may be reclassified in a lower capitalization category if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings or liquidity that has not been corrected, or it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice. Tier 1 capital generally includes common stockholders equity capital, certain noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus certain intangible assets. Total qualifying capital includes certain elements in addition to Tier 1 capital.

     Undercapitalized depository institutions are subject to various restrictions and are required to submit or implement a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Undercapitalization (under certain circumstances) and critical undercapitalization are grounds for the appointment of the FDIC as receiver or conservator of a depository institution.

     COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with lending activities, Manufacturers Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Federal Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act and the CRA. Manufacturers Bank is also subject to similar Illinois laws applicable to, among other things, usury, credit discrimination and general business practices.

     As an Illinois banking corporation controlled by a bank holding company, Manufacturers Bank is not only subject to the rules regarding change of control contained in the BHCA, the FRA and the FDIA and the regulations promulgated thereunder by the FRB and the FDIC. It is also subject to the rules regarding change in control of Illinois banks contained in the IBA. The Company is also subject to these rules by virtue of control of Manufacturers Bank. Generally, the IBA provides that no person or entity or group of affiliated persons or entities may, without the Illinois Commissioner's consent, directly or indirectly, acquire control of an Illinois bank. Such control is presumed if any person owns or controls 20% or more of the outstanding stock of an Illinois bank or such lesser amount as would enable the holder or holders, by applying cumulative voting, to elect one director of the bank.

     RECENT LEGISLATION. Effective November 12, 1999, the federal Gramm-Leach-Bliley Act ("GLB Act") became law. The GLB Act repeals certain portions of the Glass-Steagall Act, a Depression-era statute aimed at reducing risky activities previously undertaken by the nation's banks. The GLB Act is intended, among other things, to facilitate affiliations among banks, securities firms, insurance firms and other financial companies. To further this goal, the GLB Act amended portions of the BHCA to authorize bank holding companies, such as the Company, through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake such activities, a bank holding company must become a "financial holding company" by submitting to the FRB a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The GLB Act also provides that a bank holding company's election to become a financial holding company will not be effective if the FRB finds that, as of the date the company submits its election to the FRB, not all of the insured depository institutions controlled by the company have achieved at least a "satisfactory" rating at the date of their most recent CRA examination. The activities of bank holding companies that are not financial holding companies will continue to be limited to activities currently authorized under the BHCA, such as activities that the FRB has previously determined in regulations and orders issued under the BHCA to be closely related to banking and permissible for bank holding companies.

     In order to implement the provisions of the GLB Act, the FRB, by adopting an interim rule that was effective as of March 11, 2000, amended its Regulation Y by adding a new subpart that defines the term "financial holding company" and establishes procedures by which a bank holding company may elect to become a financial holding company. The interim rule also enumerates the criteria a bank holding company must meet in order for the FRB to determine that an election is effective, and describing the period within which the FRB will act on an election, and sets forth the consequences if any depository institution controlled by a financial holding company fails to maintain at least a satisfactory CRA rating. In January, 2001, the FRB and the FDIC also issued proposed rules that grant to financial holding companies the broadest authority in regard to the range of non-financial investments that would henceforth be allowed to entities under their respective jurisdictions, as determined by the capital treatment permitted with respect to such investments. While aware of the flexibility offered by financial holding company status, the Company has, for the time being, decided not to make an election to convert to a financial holding company, but will continue to follow the reception given to financial holding companies in the marketplace.

     The GLB Act also prohibits a financial institution from disclosing non-public information about a consumer to nonaffiliated third parties unless the institution satisfies various disclosure and opt-out requirements and the consumer has not elected to opt out of the disclosure. Under the GLB Act, a financial institution must provide its customers with a notice of its privacy policies and practices, and the FRB, the FDIC and other financial regulatory agencies are authorized to issue regulations to implement notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to nonaffiliated third parties. Accordingly, in February 2000, these agencies proposed an extensive joint rule to implement the foregoing provisions of the GLB Act. Because the final rule adopted is substantially similar to the proposed rule, and because Illinois law on this subject is substantially similar to federal law, an additional regulatory burden on the Company and Manufacturers Bank will be imposed in regard to notifying customers of Manufacturers Bank's privacy policies and practices. However, because the Company and Manufacturers Bank are not now engaged in selling or transferring non-public customer information to nonaffiliated third parties, it is anticipated that this burden will not result in material economic cost to the Company or Manufacturers Bank.

     Another item of legislation with the potential to have an impact on Manufacturers Bank is the Banking on Illinois Act ("BIA"), which became effective in mid-1999 and amended the IBA to provide a potential wide range of new activities for Manufacturers Bank. The stated purpose of the BIA is to reduce the number of bank headquarters lost to other states through interstate mergers by promoting Illinois as a progressive place for banks to do business. Accordingly, the BIA directs the courts and regulators to liberally construe the provisions of the IBA in order to create a favorable business climate for banks in Illinois. The main features of the BIA are to expand bank powers through a new "wild card" provision authorizing Illinois chartered banks to offer virtually any product or service that any bank or thrift may offer anywhere in the country, subject to certain safety and soundness considerations. The BIA also gives Illinois chartered banks more options with respect to corporate governance, and gives the banks new liability protections, especially with respect to fees. Management of Manufacturers Bank remains aware of the favorable environment created by the BIA and will consider the advantages that may become available to Manufacturers Bank as a result of such legislation.

     The Illinois legislature is also currently considering the adoption of legislation aimed at curbing what some legislators and consumer-oriented advocacy groups consider to be predatory lending practices by some mortgage brokers and other lenders active in the State of Illinois. While the problems of so-called "predatory" lending most often involve subprime credit, subprime loans are not automatically "predatory" loans. So-called "predatory" lending does not arise from pricing or from traditional loan terms that can provide real benefits to borrowers, such as balloon payments or prepayment penalties. Rather, "predatory" lending consists of fraudulent and deceptive sales practices that occur when borrowers are pressured into taking out loans they do not need or cannot afford. Inasmuch as neither the Company nor Manufacturers Bank indulges in such practices, it is unlikely that any legislation adopted in Illinois to combat this perceived problem would have an impact on either the Company or Manufacturers Bank other than the creation of additional reporting requirements.

ITEM 2.  PROPERTIES

     The Company conducts its business at its corporate office and 12 other retail branch locations in its primary market area. All of the branches have ATM's and the Company has 12 ATM's at other locations.

     The following table sets forth information relating to each of the Company's offices as of December 31, 2000. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2000 was $15.5 million.

     PRINCIPAL BUSINESS OFFICE:

     1200 North Ashland Avenue, Chicago, Illinois

     BRANCH OFFICES:

     CENTRAL REGION
     2965 North Milwaukee, Chicago, Illinois
     2 South LaSalle Street, Chicago, Illinois (1)

     NORTH REGION
     7557 West Oakton Street, Niles, Illinois (1)
     6443 North Sheridan Road, Chicago, Illinois (1)
     6101 North Lincoln Avenue, Chicago, Illinois (2)
     3232 West Peterson Avenue, Chicago, Illinois
     8300 West Belmont, Chicago, Illinois

     SOUTH REGION
     3030 East 92nd Street, Chicago, Illinois
     901 East Sibley Boulevard, South Holland, Illinois
     16255 South Harlem Avenue, Tinley Park, Illinois
     17130 South Torrence Avenue, Lansing, Illinois (1)

     WEST REGION
     2215 York Road, Suite 306, Oak Brook, Illinois (1)

          (1)  Leased facilities

          (2)  Land is leased; building is owned for this facility

     Manufacturers Bank owns the principal business office at 1200 North Ashland Avenue in Chicago, and seven of its branch facilities. The other facilities are leased for various terms. Manufacturers Bank also owns a residence within walking distance of its facility on Peterson Avenue, which it leases to a third party. The Company believes that all of its properties and equipment are well maintained, in good operating condition and adequate for all present and anticipated needs of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its businesses. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in such proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "MBFI". The approximate number of stockholders of record of common stock as of December 31, 2000 was 1,400. Certain shares of the Company are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company's common stock for 1999 and 2000.

                                               MARKET PRICE RANGE
                                               ------------------
                                                 HIGH      LOW
                                               -------   -------
             2000
             ----
Quarter ended December 31, 2000                $ 13.75   $ 10.50
Quarter ended September 30, 2000                 14.13     11.75
Quarter ended June 30, 2000                      12.63      8.97
Quarter ended March 31, 2000                     12.75      9.50

             1999
             ----
Quarter ended December 31, 1999                $ 13.50   $ 12.50
Quarter ended September 30, 1999                 14.50     12.38
Quarter ended June 30, 1999                      14.63     12.38
Quarter ended March 31, 1999                     16.00     13.38


     MB Financial has not paid dividends in the past and does not anticipate paying cash dividends on its common stock in the future. Any earnings are expected to be used for operations and expansion of the Company's business and working capital. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. Manufactures Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect Manufacturers Bank's ability to pay dividends to Manufacturers National Corporation and for Manufacturers National Corporation to pay dividends to MB Financial. Manufacturers Bank's policy requires that dividends cannot be declared in an amount that would cause Manufacturers Bank's capital to fall below the minimum amount required for Manufacturers Bank to be considered "well capitalized" for regulatory purposes. At December 31, 2000, Manufacturers Bank could pay $4.7 million in dividends and comply with the well capitalized regulatory capital requirements. See "Supervision and Regulation - Dividends" in Item 1. hereof and "Liquidity - Corporation Liquidity" under Item 7. hereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein in response to Item 7. and the consolidated financial statements and notes thereto included herein in response to Item 8.


                                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                        2000           1999          1998            1997            1996
                                                    -----------    -----------    -----------    -----------     -----------

STATEMENT OF INCOME DATA:
Interest income                                    $   104,090    $    82,291    $    57,632    $    51,686     $    39,530
Interest expense                                        59,441         41,767         29,826         25,172          18,180
                                                   -----------    -----------    -----------    -----------     -----------

Net interest income                                     44,649         40,524         27,806         26,514          21,350
Provision for loan losses                                3,090          1,260            750            971             572
                                                   -----------    -----------    -----------    -----------     -----------

Net interest income after provision for loan            41,559         39,264         27,056         25,543          20,778
losses
Other income (1)                                        10,722          9,062          9,940          4,935           2,939
Other expense                                           35,745         33,560         27,136         24,195          16,868
                                                   -----------    -----------    -----------    -----------     -----------

Income before income taxes and minority interest        16,536         14,766          9,860          6,283           6,849
Applicable income taxes                                  4,931          4,812          3,605          2,402           2,576
                                                   -----------    -----------    -----------    -----------     -----------

Income before minority interest                         11,605          9,954          6,255          3,881           4,273
Minority interest                                           --             --             --           (432)           (636)
                                                   -----------    -----------    -----------    -----------     -----------

Net income                                              11,605          9,954          6,255          3,449           3,637
Preferred stock dividend                                    --             --          1,085            276              --
                                                   -----------    -----------    -----------    -----------     -----------

Net income available to common stockholders        $    11,605    $     9,954    $     5,170    $     3,173     $     3,637
                                                   ===========    ===========    ===========    ===========     ===========

COMMON SHARE DATA:
Basic earnings per common share                    $      1.64    $      1.51    $      1.26    $      0.76     $      0.88
Diluted earnings per common share                         1.64           1.51           1.25           0.76            0.88
Book value per common share                              12.99          11.24          11.46          10.20            9.41
Weighted average common shares outstanding (2)       7,064,515      6,586,596      4,093,254      4,151,036       4,143,938
Dividend payout ratio                                     0.00%          0.00%          0.00%          0.00%           0.00%
Cash dividends per common share                             --             --             --             --              --


     (1) For the year ended December 31, 1998, other income includes a $4.1 million gain on the sale of Coal City National Bank.

     (2) Common share data for the years ended prior to and including December 31, 1998 were converted at an exchange ratio of 83.5 to 1 due to the Avondale merger.


                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                          2000          1999          1998        1997        1996
                                                      -----------   -----------    ---------   ---------   ---------
BALANCE SHEET DATA:
Cash and due from banks                               $    31,989   $    29,420    $  23,669   $  36,302   $  31,465
Federal funds sold                                              -             -       20,350      37,400      20,800
Investment securities                                     233,063       271,313      223,162     141,927     109,981
Loans, gross                                            1,057,163       903,126      548,353     527,321     388,302
Allowance for loan losses                                  13,837        12,197        6,344       7,922       4,692
Total assets                                            1,458,248     1,309,426      871,891     802,696     587,798
Deposits                                                1,069,264       936,075      645,661     684,060     509,717
Short-term and long-term borrowings                       281,210       277,267      167,555      50,428      25,399
Stockholders' equity                                       91,741        79,378       46,860      52,526      39,126

PERFORMANCE RATIOS:
Return on average assets                                   0.84 %        0.84 %       0.76 %      0.54 %      0.75 %
Return on average equity                                  13.86 %       13.79 %      11.16 %      7.08 %      9.74 %
Net interest margin on a fully tax equivalent basis        3.62 %        3.75 %       3.68 %      4.12 %      4.23 %
Loans to deposits                                         98.87 %       96.48 %      84.92 %     77.09 %     76.18 %

ASSET QUALITY RATIOS:
Non-performing loans to total loans                        0.53 %        1.18 %       0.89 %      1.87 %      0.35 %
Non-performing assets to total assets                      0.39 %        0.84 %       0.61 %      1.70 %      0.23 %
Allowance for loan losses to total loans                   1.31 %        1.35 %       1.16 %      1.50 %      1.21 %
Non-performing loans to allowance for loan losses         40.62 %       87.73 %      76.83 %    124.73 %     28.92 %
Net loan charge-offs to average loans                      0.15 %        0.63 %       0.36 %      0.07 %      0.00 %

CAPITAL RATIOS (1)
Tier 1 capital (to risk-weighted assets)                   8.49 %        8.85 %       7.38 %      7.09 %      8.00 %
Total capital (to risk-weighted assets)                    9.60 %       10.01 %      10.00 %     10.00 %     10.14 %
Tier 1 capital (to average assets)                         7.38 %        7.47 %       5.25 %      5.15 %      6.16 %
Average equity to average assets                           6.03 %        6.06 %       6.67 %      6.72 %      6.57 %

OTHER:
Banking facilities                                          13            12            8          11           6
Full-time equivalent employees                             306           312          243         287         199


     (1) Ratios presented are for the Company on a consolidated basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operation of MB Financial, Inc. - Capital Resources."

     The following table sets forth selected quarterly financial data (in thousands, except common share data):


                                          THREE MONTHS ENDED 2000                             THREE MONTHS ENDED 1999
                              -------------------------------------------------   -------------------------------------------------
                               DECEMBER    SEPTEMBER       JUNE        MARCH       DECEMBER    SEPTEMBER       JUNE        MARCH
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
STATEMENT OF INCOME DATA:
Interest Income               $   28,127   $   27,174   $   25,183   $   23,606   $   22,646   $   21,414   $   21,401   $   16,830
Interest expense                  16,436       16,145       14,135       12,725       11,583       10,462       10,841        8,881
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net interest income               11,691       11,029       11,048       10,881       11,063       10,952       10,560        7,949
Provision for loan losses            750          750          840          750          363          363          288          246
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net interest income after
  provision for loan losses       10,941       10,279       10,208       10,131       10,700       10,589       10,272        7,703
Other income                       2,604        2,606        2,740        2,772        2,168        2,749        2,582        1,563
Other expense                      9,107        8,719        8,958        8,961        8,596        9,109        8,792        7,063
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Income before income taxes         4,438        4,166        3,990        3,942        4,272        4,229        4,062        2,203
Applicable income taxes            1,304        1,216        1,156        1,255        1,390        1,352        1,311          759
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income available
  to common stockholders      $    3,134   $    2,950   $    2,834   $    2,687   $    2,882   $    2,877   $    2,751   $    1,444
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Common Share Data:
Basic earnings
  per common share            $     0.44   $     0.42   $     0.40   $     0.38   $     0.41   $     0.41   $     0.39   $     0.28
Weighted average
  common shares
  outstanding                  7,064,515    7,064,515    7,064,515    7,064,515    7,064,515    7,064,515    7,064,515    5,126,289


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATION AND SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH UNDER "GENERAL" IN ITEM 1., QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK IN ITEM 7A. AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. AS DESCRIBED IN
NOTE 2, IN CONNECTION WITH THE MERGER OF COAL CITY CORPORATION WITH AND INTO AVONDALE FINANCIAL CORP., POST-MERGER HISTORICAL FINANCIAL STATEMENTS OF THE COMBINED COMPANY ARE COAL CITY'S AS THE ACCOUNTING ACQUIRER, AND INCLUDES THE OPERATING RESULTS OF AVONDALE SINCE THE MERGER DATE, FEBRUARY 1999.

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

     NET INTEREST INCOME

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                                2000                            1999                            1998
                                  ---------------------------- --------------------------------- ----------------------------------
                                    AVERAGE               YIELD/    AVERAGE              YIELD/    AVERAGE                  YIELD/
                                    BALANCE    INTEREST    RATE     BALANCE    INTEREST   RATE     BALANCE     INTEREST      RATE
                                  ----------   --------   ------    ----------  --------  ------   ----------   ----------   ------
INTEREST EARNING ASSETS:
Loans (1) (2)                     $  970,198   $ 86,017    8.87%   $  781,718   $63,887   8.17%   $  534,141   $   44,929    8.41%
Taxable investment securities        260,021     17,677    6.80       280,666    17,228   6.14       210,826       11,787    5.59
Investment securities exempt
  from federal income taxes (3)        5,181        475    9.17         5,734       492   8.58         4,448          469   10.55
Federal funds sold                        53          3    6.31        16,712       796   4.76        11,335          611    5.39
Other interest bearing deposits        1,416         84    5.92         1,167        60   5.14            --           --      --
                                  ----------   --------             ----------  --------           ----------   ----------
  Total interest earning assets    1,236,869    104,256    8.43     1,085,997    82,463   7.59       760,750       57,796    7.60
                                               --------                         --------                        ----------
  Non-interest earning assets        152,655                          104,687                         79,753
                                  ----------                        ----------                     ----------
  Total assets                    $1,389,524                       $1,190,684                      $ 840,503
                                  ==========                       ==========                      ==========
INTEREST BEARING LIABILITIES:
Deposits:
  NOW and money market deposit    $  171,732      4,996    2.91    $  171,749     4,714   2.74    $  141,628        4,517    3.19
  Savings deposit                    141,159      3,304    2.34       147,597     3,718   2.52        84,092        2,077    2.47
  Time deposits                      523,459     31,398    6.00       440,982    22,627   5.13       286,718       15,725    5.48
Short-term borrowings                266,863     17,091    6.40       109,375     5,381   4.92       100,391        5,118    5.10
Long-term borrowings                  32,264      2,652    8.22        92,270     5,327   5.77        29,923        2,389    7.98
                                  ----------   --------             ---------- --------           ----------   ----------
  Total interest bearing
    liabilities                    1,135,477     59,441    5.23       961,973    41,767   4.34       642,752       29,826    4.64
                                               --------                        --------                        ----------
Demand deposits
  - non-interest bearing             148,209                          136,662                        127,013
Other non-interest bearing
  liabilities                         22,087                           19,842                         14,687
Stockholders' equity                  83,751                           72,207                         56,051
                                  ----------                        ----------                    ----------
  Total liabilities and
    stockholders equity           $1,389,524                       $1,190,684                     $  840,503
                                  ==========                       ==========                     ==========
  Net interest
    income/interest rate
    Spread (4)                                 $ 44,815    3.20                 $40,696   3.25                 $   27,970    2.96
                                               ========    ====                 =======   ====                 ==========    ====
  Net interest margin on a
    fully tax
    equivalent basis (5)                                   3.62%                          3.75%                              3.68%
                                                           ====                           ====                               ====
  Net interest margin (5)                                  3.61%                          3.73%                              3.66%
                                                           ====                           ====                               ====


     (1)  Non-accrual loans are included in average loans.

     (2) Interest income includes loan origination fees of $1.5 million, $1.0 million and $769 thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

     (3) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

     (4) Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

     (5) Net interest margin represents net interest income as a percentage of average interest earning assets.

     For the year ended December 31, 2000, net interest income increased $4.1 million to $44.6 million from $40.5 million for the year ended December 31, 1999. The increase in net interest income was due to growth in the Company's commercial and lease banking businesses as well as year-to-date net interest income in 1999 only reflected ten months of the net interest income attributable to the interest earning assets and interest bearing liabilities acquired in the merger with Avondale Financial Corp. ("Avondale") discussed under "General" in
Item 1. hereof ("Avondale merger"). Net interest income included an increase in interest income of $21.8 million, or 26.5%, partially offset by an increase in interest expense of $17.7 million, or 42.3%. Interest income increased due to a $150.9 million, or 13.9%, increase in average interest earning assets consisting of a $188.5 million increase in average loans partially offset by a $21.2 million decrease in average investment securities available for sale and a $16.7 million decrease in average federal funds sold. Increased lending rates based on a higher prime rate for the year ended December 31, 2000 also attributed to the increase in interest income. Interest expense rose as a result of a $173.5 million, or 18.0%, increase in average interest bearing liabilities due to an $82.5 million increase in average time deposits of $100 thousand or more (of which $60.3 million consisted of brokered certificates of deposits and state and political deposits) and a $97.5 million increase in average borrowings primarily from federal funds purchased and Federal Home Loan Bank advances. Increased deposit and borrowing rates for the year ended December 31, 2000 also attributed to the increase in interest expense. The net interest margin was 3.61% for the year ended December 31, 2000 and 3.73% for the year ended December 31, 1999. Excluding the effect of investing in life insurance for which the Company reports the related income in other income versus net interest income, the net interest margin would have been 3.75% for the year ended December 31, 2000.

     For the year ended December 31, 1999, net interest income increased $12.7 million to $40.5 million from $27.8 million for the year ended December 31, 1998. The increase in net interest income resulted from an increase in interest income of $24.7 million, or 42.8%, partially offset by an increase in interest expense of $11.9 million, or 40.0%. Approximately $9.8 million of the increase related to loans acquired through the Avondale merger while approximately $2.9 million was from the Company's continued growth in its commercial and lease banking businesses. Interest income increased due to a $325.2 million, or 42.8%, increase in average interest earning assets, while interest expense rose as a result of a $319.2 million, or 49.7%, increase in average interest bearing liabilities. Approximately $295.0 million of the increase in average interest earning assets and approximately $257.0 million of the increase in average interest bearing liabilities was due to the Avondale merger. The remaining increase in average interest earning assets and average interest bearing liabilities was due to growth in the Company's commercial and lease banking businesses. The net interest margin increased from 3.66% for the year ended December 31, 1998 to 3.73% for the year ended December 31, 1999.

     VOLUME, MIX AND RATE ANALYSIS OF NET INTEREST INCOME

     The following table presents the extent to which changes in volume, changes in mix and changes in interest rates of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (i) changes attributable to changes in volume (current period volume, less current mix percentage multiplied by prior period total volume, multiplied by prior period rate), (ii) changes attributable to changes in mix (current mix percentage multiplied by total prior period volume, less prior period volume multiplied by prior period rate) and (iii) changes attributable to changes in rate (changes in rate multiplied by current period volume) (in thousands).

                                                                    YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------------
                                             2000 COMPARED TO 1999                         1999 COMPARED TO 1998
                                  -------------------------------------------    -------------------------------------------
                                   CHANGE     CHANGE      CHANGE                  CHANGE     CHANGE      CHANGE
                                   DUE TO     DUE TO      DUE TO      TOTAL       DUE TO     DUE TO      DUE TO      TOTAL
                                   VOLUME      MIX         RATE       CHANGE      VOLUME       MIX        RATE       CHANGE
                                  --------   --------    --------    --------    --------   --------    --------    --------
INTEREST EARNING ASSETS:
Loans                             $  9,436   $  5,038    $  7,656    $ 22,130    $ 19,693   $  1,132    $ (1,867)   $ 18,958
Taxable investment securities        1,947     (3,214)      1,716         449       4,700       (795)      1,536       5,441
Taxable investment securities
  exempt from federal income
  taxes (1)                             55       (102)         30         (17)        181        (45)       (113)         23
Federal funds sold                      --       (794)          1        (793)        270         20        (105)        185
Other interest bearing deposits          9          4          11          24          18         42          --          60
                                  --------   --------    --------    --------    --------   --------    --------    --------
  Total increase (decrease)
    in interest income              11,447        932       9,414      21,793      24,862        354        (549)     24,667
                                  --------   --------    --------    --------    --------   --------    --------    --------

INTEREST BEARING LIABILITIES:
NOW and money market
  deposit accounts                     712       (762)        332         282       1,818       (857)       (764)        197
Savings deposits                       544       (706)       (252)       (414)      1,210        359          72       1,641
Time deposits                        4,350      1,497       2,924       8,771       8,026        435      (1,559)      6,902
Short-term borrowings                2,006      5,742       3,962      11,710       1,850     (1,392)       (195)        263
Long-term borrowings                   285     (3,749)        789      (2,675)      2,445      2,533      (2,040)      2,938
                                  --------   --------    --------    --------    --------   --------    --------    --------
  Total increase (decrease)
    in interest expense              7,897      2,022       7,755      17,674      15,349      1,078      (4,486)     11,941
                                  --------   --------    --------    --------    --------   --------    --------    --------
  Increase (decrease) in
    net interest income           $  3,550   $ (1,090)   $  1,659    $  4,119    $  9,513   $   (724)   $  3,937    $ 12,726
                                  ========   ========    ========    ========    ========   ========    ========    ========


     (1) Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

     OTHER INCOME

     For the year ended December 31, 2000, other income increased $1.6 million, or 18.3%, to $10.7 million from $9.1 million for the year ended December 31, 1999. The $1.7 million increase was attributable to the increase in cash surrender value of life insurance, $1.2 million increase in the Company's lease financing income (approximately $530 thousand of which was the result of gains on residual dispositions at the end of lease terms, and $336 thousand was due to a write down in the residual value of lease equipment in the fourth quarter of
1999) and a $750 thousand increase in other operating income (including a $196 thousand gain on the sale of other real estate owned and a $130 thousand increase in automated teller machine fees). Offsetting these increases was a $2.1 million decrease in loan service fees (primarily due to a $975 thousand write down in the value of interest only receivables and a $962 thousand decrease in servicing fees due to anticipated principal paydowns of home equity loans and reductions in related fees).

     For the year ended December 31, 1999, other income decreased $878 thousand to $9.1 million from $9.9 million for the year ended December 31, 1998. Other income for the year ended December 31, 1998 included a $4.1 million gain resulting from the sale of Coal City National Bank and a $200 thousand gain on the sale of a trust business in the first quarter of 1998. Without these special items in 1998, other income for the year ended December 31, 1998 would have been $5.6 million. Loan service fees increased $3.2 million for the year ended December 31, 1999 due to the acquisition of loan servicing activities acquired through the Avondale merger. Other operating income increased $793 thousand for the year ended December 31, 1999 from other income for the year ended December 31, 1998 due to a $631 thousand increase in brokerage fees and a $278 thousand increase in automated teller machine fees resulting from the expansion of brokerage servicing fee activities and additional branch facilities acquired through the Avondale merger. Offsetting these increases were a $694 thousand decrease in net lease financing due to a $336 thousand write down in the residual value of specific lease equipment as well as some gains for equipment sold at the end of the lease terms during 1998.

     OTHER EXPENSE

     For the year ended December 31, 2000, other expense increased $2.2 million, or 6.5%, to $35.7 million from $33.6 million for the year ended December 31, 1999. The increase was due to a $1.2 million increase in salaries and employee benefits and a $698 thousand increase in occupancy and equipment expenses mainly due to the Avondale merger, and an $835 thousand increase in advertising and marketing. Partially offsetting this increase was a $517 thousand decrease in intangibles amortization expense as the Company utilizes an accelerated intangible amortization method which amortizes a greater amount of purchase premium related to the core deposit intangible in early years than in later years.

     For the year ended December 31, 1999, other expense increased $6.5 million to $33.6 million from $27.1 million for the year ended December 31, 1998. The increase was primarily due to operating costs associated with the five additional branches and personnel acquired through the Avondale merger. Salaries and employee benefits increased $4.3 million, occupancy and equipment expenses increased $1.7 million and other operating expenses increased $1.1 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase in other operating expenses included a $362 thousand increase in computer services due to improvements made to the Company's computer systems, a $312 thousand increase in loan collection expenses, a $177 thousand increase in advertising and marketing, $125 thousand increase in automated teller machine ("ATM") expense, the result of distributing new ATM's in the Company's network, $167 thousand increase in FDIC premiums as well as $157 thousand increase in stationery, printing and supplies expense. In addition, intangible amortization expense decreased $782 thousand for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decrease in intangible amortization represents a decrease in goodwill amortization of $137 thousand and a decrease in core deposit intangible amortization of $645 thousand.

     INCOME TAXES

     Income tax expense for the year ended December 31, 2000 was $4.9 million compared to $4.8 million for the same period in 1999. The effective tax rate decreased to 29.8% for the twelve months ended December 31, 2000 from 32.6% for the same period in 1999 due to the cash surrender value of life insurance tax treatment, as noted above.

     For the year ended December 31, 1999, the Company recorded income tax expense of $4.8 million compared to $3.6 million for the same period for 1998. Income before taxes for the year ended December 31, 1999 increased $4.9 million compared to the same period for 1998. The effective tax rate decreased to 32.6% for the year ended December 31, 1999 from 36.6% for the year ended December 31, 1998.

     INVESTMENT SECURITIES

     The primary purpose of the investment portfolio is to provide a source of earnings for liquidity management purposes, and to control interest rate risk. In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds. See Liquidity and Capital Resources under Item 7. hereof and "Asset Liability Management" under Item 7A. hereof.

     The following table sets forth the amortized cost and fair value of the Company's securities by accounting classification category and by type of security as indicated (in thousands):


                                           AT DECEMBER 31, 2000    AT DECEMBER 31, 1999    AT DECEMBER 31, 1998
                                           ---------------------------------------------------------------------
                                           AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                              COST       VALUE        COST       VALUE       COST        VALUE
                                           ---------   ---------   ---------   ---------   ---------   ---------

 Securities Available for Sale:
   U.S. Treasury securities                $      --   $      --   $      --   $      --   $ 128,630   $ 128,748
   U.S. Government agencies                   85,044      84,221      99,891      97,691      80,089      80,411
   States and political subdivisions           4,505       4,650       5,164       5,366          --          --
   Mortgage-backed securities                 93,248      92,456     120,114     118,948       2,779       2,861
   Corporate bonds                            43,085      39,250      43,092      40,564          --          --
   Other securities                            1,088       1,280         962         958          --          --
   Investment in equity lines of
     credit trusts                            11,206      11,206       7,786       7,786          --          --
                                           ---------   ---------   ---------   ---------   ---------   ---------
     Total securities available for sale   $ 238,176   $ 233,063   $ 277,009   $ 271,313   $ 211,498   $ 212,020
                                           =========   =========   =========   =========   =========   =========

Securities Held to Maturity:
  States and political subdivisions        $      --   $      --   $      --   $      --   $   5,524   $   5,912
  Mortgage-backed securities                      --          --          --          --       4,651       4,648
  Other securities                                --          --          --          --         967         969
                                           ---------------------------------------------------------------------
    Total securities held to maturity      $      --   $      --   $      --   $      --   $  11,142   $  11,529
                                           =====================================================================

     U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to three years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities of less than five years. The average term of mortgage-backed securities generally ranges between five and ten years; however, certain mortgage-backed securities acquired through the Avondale merger include maturities greater than ten years. Corporate bonds were acquired through the Avondale merger and included some maturities ranging from five years through ten years and after ten years.

     There were no securities of any single issuer, other than U.S. Government agencies and mortgage backed securities, which had a book value in excess of 10.0% of the Company's stockholders' equity at December 31, 2000.

         The following table sets forth certain information regarding contractual maturities and the weighted average yields of the Company's portfolio at December 31, 2000 (dollars in thousands):


                                                         DUE AFTER ONE    DUE AFTER FIVE
                                       DUE IN ONE        YEAR THROUGH      YEARS THROUGH         DUE AFTER
                                      YEAR OR LESS        FIVE YEARS         TEN YEARS           TEN YEARS
                                   ------------------  ----------------  -----------------  -------------------
                                             WEIGHTED          WEIGHTED           WEIGHTED             WEIGHTED
                                              AVERAGE           AVERAGE            AVERAGE              AVERAGE
                                   BALANCE     YIELD   BALANCE   YIELD   BALANCE    YIELD   BALANCE     YIELD
                                   -------   --------  ------- --------  -------  --------  --------  ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Government agencies           $54,771     5.43%   $12,259    6.09%  $16,185    6.26%   $  1,006     7.00%
  States and political
    subdivision (1)                  1,888     5.34%     2,509    7.80%       --      --         253     3.46%
  Mortgage-backed securities (2)        --       --        551    7.00%    5,464    5.89%     86,441     7.03%
  Corporate bonds                    4,978     7.13%     2,790   13.37%       --      --      31,482     8.51%
  Other securities                      25     7.63%       873    6.17%       --      --         382       --
  Investments in equity lines of
    credit trusts                       --       --     11,206    6.19%       --      --          --       --
                                   -------             -------           -------            --------
    Total                          $61,662             $30,188           $21,649            $119,564
                                   =======             =======           =======            ========

     (1) Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.

     (2)  These securities are presented based upon contractual maturities.

     LOAN PORTFOLIO

     The following table sets forth the composition of the loan portfolio (dollars in thousands):


                                                                           AT DECEMBER 31,
                           -------------------------------------------------------------------------------------------------------
                                    2000                   1999                1998                 1997               1996
                           ---------------------- ---------------------- ---------------------- ----------------------------------
                              AMOUNT     PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT     AMOUNT   PERCENT    AMOUNT   PERCENT
                           -----------   -------  ---------   -------  ---------  -------   ---------  -------   --------  -------
Manufacturers Bank --
  core business:
  Commercial               $   229,239    21.68%  $ 154,833    17.14%  $ 122,094    22.27%  $ 112,010    21.24%  $ 94,066    24.22%
  Commercial loans
    collateralized
    by assignment of
    lease payments             245,212    23.20%    186,895    20.69%     89,301    16.28%     85,658    16.25%   113,960    29.35%
  Commercial real estate       312,714    29.58%    249,107    27.58%    226,455    41.30%    162,487    30.81%    91,251    23.50%
  Residential real estate      105,436     9.97%    129,040    14.29%     54,741     9.98%     94,587    17.94%    67,541    17.39%
  Construction real
  estate                        46,664     4.41%     58,447     6.47%     21,059     3.84%     37,079     7.03%     7,057     1.82%
  Installment and other         57,014     5.39%     39,583     4.38%     34,703     6.33%     35,500     6.73%    14,427     3.72%
                           -----------    -----   ---------    -----   ---------    -----   ---------    -----   --------    -----
Total loans --
  core business                996,279    94.23%    817,905    90.55%    548,353   100.00%    527,321   100.00%   388,302   100.00%
                           -----------    -----   ---------    -----   ---------    -----   ---------    -----   --------    -----
Acquired from Avondale
  Federal Savings Bank --
    non-core business:
  Residential real estate       12,589     1.19%     14,593     1.62%         --       --          --       --         --       --
  Credit scored
  residential real estate       19,587     1.86%     34,254     2.83%         --       --          --       --         --       --
  Credit scored
  installment (1)               22,226     2.11%     25,482     3.79%         --       --          --       --         --       --
  Installment and other          6,482     0.61%     10,892     1.21%         --       --          --       --         --       --
                           -----------    -----   ---------    -----   ---------    -----   ---------    -----   --------    -----
Total loans --
  non-core business             60,884     5.77%     85,221     9.45%         --       --          --       --         --       --
                           -----------    -----   ---------    -----   ---------    -----   ---------    -----   --------    -----
Gross loans                  1,057,163   100.00%    903,126   100.00%    548,353   100.00%    527,321   100.00%   388,302   100.00%
Allowance for loan losses      (13,837)             (12,197)              (6,344)              (7,922)             (4,692)
                           -----------            ---------            ---------             --------            --------
Net loans                  $ 1,043,326            $ 890,929            $ 542,009             $519,399            $383,610
                           ===========            =========            =========             ========            ========


(1)      Credit scored installment loans consist of home equity lines of credit.

     At December 31, 2000 total loans of $1.1 billion included $996.3 million in Manufacturers Bank core business loans (loan types the Company intends to originate in the future) and $60.9 million in non-core business loans acquired from Avondale Federal Savings Bank (loan types the Company will not originate in the future). Increases in the Company's loan portfolio for the years 1996 through 2000 was primarily due to internal loan growth as well as the Avondale merger in 1999 and the acquisition of U.S. Bancorp in 1997.

     LOAN MATURITIES

     The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2000 (in thousands):

                                        DUE IN ONE YEAR    DUE AFTER ONE YEAR       DUE AFTER
                                            OR LESS        THROUGH FIVE YEARS       FIVE YEARS
                                     -------------------   ------------------   -------------------
                                       FIXED    FLOATING    FIXED    FLOATING    FIXED     FLOATING
                                       RATE       RATE      RATE      RATE       RATE        RATE     TOTAL
                                     --------   --------   --------  --------   --------   --------  --------

Commercial loans, commercial loans
  collateralized by assignment of
  lease payments and
  construction real estate loans     $131,340   $223,279   $164,925   $    --   $  1,571   $    --   $521,115


     ASSET QUALITY

     The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):


                                                                                           AT DECEMBER 31,
                                                                                           ---------------
                                                                          2000       1999       1998       1997       1996
                                                                        -------    -------    -------    -------    -------
   Non-accruing loans:
   Manufacturers Bank - core business                                   $ 2,529    $ 3,670    $ 4,789    $ 9,879    $   454
      Acquired from Avondale Federal Savings Bank - non-core business     2,852      7,031         --         --         --
                                                                        -------    -------    -------    -------    -------
   Total non-accruing loans                                               5,381     10,701      4,789      9,879        454
                                                                        -------    -------    -------    -------    -------
   Loans 90 days or more past due, still accruing interest:
      Manufacturers Bank - core business                                    239         --         85          2        903
      Acquired from Avondale Federal Savings Bank - non-core business        --         --         --         --         --
                                                                        -------    -------    -------    -------    -------
   Total loans 90 days or more past due, still accruing interest            239         --         85          2        903
                                                                        -------    -------    -------    -------    -------

   Total non-performing loans                                             5,620     10,701      4,874      9,881      1,357
                                                                        -------    -------    -------    -------    -------
   Other real estate owned:
      Manufacturers Bank - core business                                     --        159        442      3,726         --
      Acquired from Avondale Federal Savings Bank - non-core business        --        194         --         --         --
                                                                        -------    -------    -------    -------    -------
   Total other real estate owned                                             --        353        442      3,726         --
                                                                        -------    -------    -------    -------    -------
Other repossessed assets:
   Acquired from Avondale Federal Savings Bank - non-core business          101         --         --         --         --
                                                                        -------    -------    -------    -------    -------

Total non-performing assets                                             $ 5,721    $11,054    $ 5,316    $13,607    $ 1,357
                                                                        =======    =======    =======    =======    =======
   Total non-performing loans to total loans                               0.53%      1.18%      0.89%      1.87%      0.35%
   Allowance for loan losses to non-performing loans                     246.21%    113.98%    130.16%     80.17%    345.76%
   Total non-performing assets to total assets                             0.39%      0.84%      0.61%      1.70%      0.23%


     NON-PERFORMING LOANS. Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal; and (iii) loans whose terms have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. If interest payments are received on non-accrual loans, such payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $1.3 million and $876 thousand for the years ended December 31, 2000 and 1999, respectively. Manufacturers Bank's policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan will become current and there is documented evidence of the borrower's ability to repay. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that Manufacturers Bank will not fully collect all principal and interest.

     Non-performing assets also consist of other repossessed assets and other real estate owned ("OREO"). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement.

     At December 31, 2000, non-performing assets decreased $5.4 million to $5.7 million from $11.1 million at December 31, 1999 due to a $5.1 million decrease in non-performing loans resulting from the Company's diligent collection efforts. At December 31, 1999, non-performing assets increased $5.8 million to $11.1 million from $5.3 million at December 31, 1998 due to a $5.8 million increase in non-performing loans partially offset by an $89 thousand decrease in OREO. The increase in non-performing loans was due to a $7.0 million increase in non-accruing loans acquired from Avondale Federal Savings Bank (non-core business) offset by a $1.1 million decrease in Manufacturers Bank's non-accruing loans (core business). Manufacturers Bank's non-accruing loans (core business) decreased for the year ended 1999 compared to the same period in 1998 as certain non-accruing loans were deemed uncollectible and charged-off.

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

     The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                            2000             1999           1998           1997          1996
                                                         -----------     -----------    -----------    -----------    -----------
Balance at beginning of period                             $  12,197     $     6,344    $     7,922    $     4,692    $     4,134
Decreases resulting from sale of subsidiary                       --              --           (399)            --             --
Additions resulting from acquisitions                             --              --             --          2,574             --
Additions resulting from merger                                   --           9,489             --             --             --
Provision for loan losses                                      3,090           1,260            750            971            572
Charge-offs:
  Manufacturers Bank - core business:
      Commercial                                                 120             126              5            178             --
      Commercial loans collateralized by assignment
        of lease payments                                         --             377            841             --             --
      Commercial real estate                                      --             139            776             --             --
      Residential real estate                                     --             259            133             97             --
      Construction real estate                                   524             972            315             --             --
      Installment and other                                       17              25             20             68             29
                                                         -----------     -----------    -----------    -----------    -----------
  Total charge-offs - core business                              661           1,898          2,090            343             29
                                                         -----------     -----------    -----------    -----------    -----------
  Acquired from Avondale Federal Savings Bank --
    non-core business:
      Residential real estate                                    189               4             --             --             --
      Credit scored mortgage loans                             1,961           3,039             --             --             --
      Installment and other                                      164             557             --             --             --
                                                         -----------     -----------    -----------    -----------    -----------
  Total charge-offs - non-core business                        2,314           3,600             --             --             --
                                                         -----------     -----------    -----------    -----------    -----------

Total charge-offs                                              2,975           5,498          2,090            343             29
                                                         -----------     -----------    -----------    -----------    -----------
Recoveries:
   Manufacturers Bank - core business:
     Commercial                                                   21              --             35             --             15
     Commercial loans collateralized by
       assignment of lease payments                              128              --             --             --             --
     Commercial real estate                                      341              33             --             --             --
     Residential real estate                                       4               5             89             --             --
     Construction real estate                                    (11)             --             --             10             --
     Installment and other                                        13               7             37             18             --
                                                         -----------     -----------    -----------    -----------    -----------
  Total recoveries - core business                               496              45            161             28             15
                                                         -----------     -----------    -----------    -----------    -----------
  Acquired from Avondale Federal Savings Bank --
    non-core business:
    Residential real estate                                       --               2             --             --             --
    Credit scored mortgage loans                                 975             549             --             --             --
    Installment and other                                         54               6             --             --             --
                                                         -----------     -----------    -----------    -----------    -----------
  Total recoveries - non-core business                         1,029             557             --             --             --
                                                         -----------     -----------    -----------    -----------    -----------
Total recoveries                                               1,525             602            161             28             15
                                                         -----------     -----------    -----------    -----------    -----------
Net charge-offs                                                1,450           4,896          1,929            315             14
                                                         -----------     -----------    -----------    -----------    -----------
Balance at December 31,                                  $    13,837     $    12,197    $     6,344    $     7,922    $     4,692
                                                         ===========     ===========    ===========    ===========    ===========
Total loans at December 31,                              $ 1,057,163     $   903,126    $   548,353    $   527,321    $   388,302
  Ratio of allowance to total loans                             1.31%           1.35%          1.16%          1.50%          1.21%


     For the year ended December 31, 2000 compared to 1999, net charge-offs decreased $3.4 million to $1.5 million due to a $2.5 million decrease in total charge-offs and a $923 thousand increase in total recoveries. The $1.5 million decrease in net charge-offs for credit scored mortgage loans (non-core business) occurred as the portfolio continues to run-off and the remaining loans are more mature with fewer credit issues. The provision for loan losses increased $1.8 million for the year ended 2000 compared to 1999 as a reflection of management's evaluation of non-performing loans (core-business) as well as growth in the Company's commercial and lease banking businesses. For the years ended December 31, 1999 and 1998, there were net charge-offs of $4.9 million and $1.9 million, respectively. The $3.0 million increase in net charge-offs was primarily due to net charge-offs on loans acquired from Avondale Federal Savings Bank (non-core business). In addition, at the effective date of the Avondale merger in 1999, Avondale Federal Savings Bank's allowance for loan losses was $9.5 million. At that time, management reviewed Avondale Federal Savings Bank's calculation, based on credit scoring and other criteria, and concluded that the allowance for loan losses related to loans acquired through the Avondale merger was adequate. At December 31, 2000, losses associated with the loan portfolio acquired from Avondale Federal Savings Bank are consistent with estimated losses indicated by the credit scoring models and other criteria at the merger date.

     The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

                                                                          AT DECEMBER 31,
                                 -------------------------------------------------------------------------------------------------
                                       2000                 1999               1998                 1997                1996
                                 -------------------------------------------------------------------------------------------------
                                 AMOUNT    PERCENT    AMOUNT   PERCENT   AMOUNT    PERCENT   AMOUNT     PERCENT   AMOUNT    PERCENT
                                 -------   ------    -------   ------    -------   ------    -------    ------    -------   ------
Commercial                       $ 1,842    21.68%   $ 1,141    17.14%   $ 1,018    22.27%   $ 1,430     21.24%   $ 1,030    24.22%
Commercial loans
collateralized by
  assignment of lease payments       847    23.20%       746    20.69%       281    16.28%       215     16.25%       285    29.35%

Real estate                        3,761    42.60%     3,625    46.32%     1,968    51.28%     2,695     48.75%       554    40.89%
Real estate construction           1,000     4.41%       395     6.47%        --     3.84%        --      7.03%        --     1.82%
Installment                        2,540     8.11%     3,684     9.38%       278     6.33%        73      6.73%        55     3.72%
Unallocated                        3,847       --      2,606       --      2,799       --      3,509        --      2,768       --
                                 -------   ------    -------   ------    -------   ------    -------    ------    -------   ------
Total                            $13,837   100.00%   $12,197   100.00%   $ 6,344   100.00%   $ 7,922    100.00%   $ 4,692   100.00%
                                 =======   ======    =======   ======    =======   ======    =======    ======    =======   ======


     The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. The Company further uses a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan is risk rated between one and nine, by the originating loan officer or loan committee, with one being the best case and nine being a loss or the worst case. Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between six and eight are monitored much closer by the officers. Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Company on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is also conducted by regulatory authorities. The Company consistently applies its methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its system based on historical information related to charge-offs and management's evaluation of the current loan portfolio. When adjustments are made, they are carefully reviewed by the loan committee before they are implemented.

     The unallocated reserve to loans was 0.29% of total loans at December 31, 1999 and increased to 0.36% of total loans at December 31, 2000. The amount of additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, is determined based on a variety of factors, including specific reserves on problem loans, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in Manufacturers Bank's market area. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

     POTENTIAL PROBLEM LOANS. Manufacturers Bank utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Board of Directors meeting, a watch list is presented, showing all loans listed as "Special Mention," "Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that Manufacturers Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets which do not currently expose Manufacturers Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of the customer, are deemed to be Special Mention.

     Manufacturers Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Manufacturers Bank's primary regulators, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for possible loan losses. Manufacturers Bank analyzes its process regularly, with modifications made if needed, and reports those results four times per year at Board of Directors meetings. However, there can be no assurance that the regulators, in reviewing Manufacturers Bank's loan portfolio, will not request Manufacturers Bank to materially increase its allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The aggregate principal amounts of potential problem loans as of December 31, 2000 and 1999 were approximately $14.3 million and $16.6 million, respectively. Included in these potential problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which represents the watch list presented to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for regulatory purposes.

     CORE DEPOSIT INTANGIBLES AND GOODWILL

     In acquiring its subsidiary banks, the Company recorded a portion of the purchase price as core deposit intangibles, which represented value assigned to the existing deposit base for which the annual interest and servicing costs are below market rates. In addition, the excess cost over fair value of net assets acquired is recorded as goodwill.

     The following table sets forth for each acquisition the core deposit intangibles and goodwill amortization expense for the last five years and the expected expense for 2001 to 2005 (in thousands):

                                                           PLANNED AMORTIZATION
                                                           YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                  2005     2004     2003     2002     2001
                                                 ------   ------   ------   ------   ------
Manufacturers National Corporation (1992)        $  102   $  102   $  102   $  102   $  121
Peterson Bank (1995)                                313      318      368      530      730
U.S. Bancorp, Inc. (1997)                           472      606      712      725      828
Avondale Financial Corp. (1999)                      55       55       55       55       55
                                                 ------   ------   ------   ------   ------
        Total intangibles amortization expense   $  942   $1,081   $1,237   $1,412   $1,734
                                                 ======   ======   ======   ======   ======


                                                            ACTUAL AMORTIZATION
                                                           YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                  2000     1999     1998     1997     1996
                                                 ------   ------   ------   ------   ------
Coal City National Bank (1984)                   $   --   $   --   $   --   $    9   $    9
Manufacturers National Corporation (1992)            87      124      267      382      497
Peterson Bank (1995)                                770    1,259    1,026    1,196    1,515
U.S. Bancorp, Inc. (1997)                         1,043    1,089    1,961    1,734       --
Avondale Financial Corp. (1999)                      55       --       --      --        --
                                                 ------   ------   ------   ------   ------
        Total intangibles amortization expense   $1,955   $2,472   $3,254   $3,321   $2,021
                                                 ======   ======   ======   ======   ======


     INTEREST ONLY RECEIVABLES

     In 1996, 1997 and 1998, Avondale Federal Savings Bank securitized and sold certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans. Avondale Federal Savings Bank received annual servicing fees and rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received the return for which they had contracted. In addition, Avondale Federal Savings Bank retained a participation interest in the investor trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the Avondale merger the Company acquired servicing rights related to these loans, the retained participation interest in the investor trusts and interest only receivables. The annual servicing fees received by the Company approximate 0.75% of the outstanding loan balance and approximate the Company's cost to service the loans. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the investor trusts are generally restricted until investors have been fully paid and is subordinate to investor's interest. The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.

     At December 31, 2000, interest only receivables were $10.5 million. The value of interest only receivables are subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

     The following table shows the results of the Company's assumptions used to estimate the fair value at December 31, 2000 (dollars in thousands):


                                                               INTEREST ONLY RECEIVABLES POOLS
                                               ------------------------------------------------------------------
                                                    96-1           97-1              97-2             98-1
                                               --------------   --------------    --------------   --------------
                                               Adjustable (1)   Adjustable (1)   Adjustable (1)   Adjustable (1)
                                               --------------   --------------    --------------   --------------
Estimated fair value                              $  2,867         $  2,477         $  2,294         $  2,900
Prepayment speed                                     35.00%           35.00%           35.00%           35.00%
Remaining weighted-average life (in years) (2)        0.99             1.20             1.63             1.96
Expected remaining credit losses (3)                  2.66%            5.21%            8.44%            7.05%
Residual cash flows discounted at                    12.00%           12.00%           12.00%           12.00%
Loans outstanding at December 31, 2000            $ 15,320         $ 19,081         $ 25,226         $ 44,060


     (1) Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

     (2) The remaining weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the initial principal balance. This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

     (3) Assumed remaining credit losses over the life remaining on the loans outstanding at December 31, 2000 are $407 thousand, $995 thousand, $2.1 million and $3.1 million for 96-1, 97-1, 97-2 and 98-1, respectively. The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

     Subsequent to December 31, 2000 the Company purchased the investors interest in the 97-2 pool. Upon purchase, the underlying loans were recorded on Manufacturers Bank's balance sheet and the related participation interest in the 97-2 investor trust and interest only receivable that was recorded on Manufacturers Bank's balance sheet was eliminated.

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

     DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. Manufacturers Bank's core deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, money market accounts and non-public certificates of deposit. These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support the Company's asset base. The Company's deposits are obtained predominantly from the geographic trade areas surrounding each of the Company's office locations. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits.

     The following table sets forth the maturities of certificates of deposits and other time deposits at December 31, 2000 and December 31, 1999 (in thousands):

                                                     AT                    AT
                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------
Maturing within three months                     $ 143,723          $  246,334
After three but within six months                  138,668             111,866
After six but within twelve months                 179,980              78,039
After twelve months                                139,307              37,639
                                                 ---------          ----------
                                                 $ 601,678          $  473,878
                                                 ---------          ----------
                                                 ---------          ----------


     BORROWINGS. The Company has access to a variety of borrowing sources and uses short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, Federal Home Loan Bank advances and correspondent bank lines of credit. From time to time, the Company enters into short-term low-risk arbitrage transactions pursuant to which it purchases U.S. Treasury securities as well as mortgage backed securities, and a few days later permanently funds the purchase by entering into a reverse repurchase agreement with a securities dealer. These transactions have the effect of inflating short-term borrowings. The Company also offers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements. As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased. Short-term borrowings increased $5.0 million at December 31, 2000 compared to December 31, 1999.

     The following table sets forth certain information regarding the short-term borrowings of the Company for the periods indicated (dollars in thousands):


                                                                         AT DECEMBER 31,
                                                                         ---------------
                                                                  2000        1999        1998
                                                                  ----        ----        ----
Federal funds purchased:
       Average balance outstanding                              $ 56,738    $  5,968    $  2,286
       Maximum outstanding at any month-end during the period     95,000      56,000      13,400
       Balance outstanding at end of period                       30,425      56,000          --
       Weighted average interest rate during the period             6.54%       5.78%       5.77%
       Weighted average interest rate at end of the period          6.66%       5.79%         --
Securities sold under agreements to repurchase:
       Average balance outstanding                              $ 59,761    $ 68,270    $ 91,180
       Maximum outstanding at any month-end during the period     70,779     131,244     179,023
       Balance outstanding at end of period                       60,788      55,681     127,288
       Weighted average interest rate during the period             6.58%       4.57%       5.09%
       Weighted average interest rate at end of the period          6.25%       5.31%       4.64%
U.S. Treasury demand notes:
       Average balance outstanding                              $  1,816    $  2,272    $  3,056
       Maximum outstanding at any month-end during the period      2,900       6,103       6,150
       Balance outstanding at end of period                        2,801       2,888       3,233
       Weighted average interest rate during the period             5.80%       4.58%       5.04%
       Weighted average interest rate at end of the period          6.41%       4.55%       4.77%
Federal Home Loan Bank advances:
       Average balance outstanding                              $141,612    $ 31,123    $     --
       Maximum outstanding at any month-end during the period    145,000     125,000          --
       Balance outstanding at end of period                      145,000     125,000          --
       Weighted average interest rate during the period             6.40%       5.54%         --
       Weighted average interest rate at end of the period          6.66%       5.82%         --
Correspondent bank lines of credit:
       Average balance outstanding                              $  6,936    $  1,742    $     --
       Maximum outstanding at any month-end during the period     10,600       5,000          --
       Balance outstanding at end of period                       10,600       5,000          --
       Weighted average interest rate during the period             7.40%       6.47%         --
       Weighted average interest rate at end of the period          8.25%       7.43%         --
Other short-term borrowings:
       Average balance outstanding                              $     --    $     --    $  3,869
       Maximum outstanding at any month-end during the period         --          --       5,937
       Balance outstanding at end of period                           --          --          --
       Weighted average interest rate during the period               --          --        4.99%
       Weighted average interest rate at end of the period            --          --          --


     Long-term borrowings include notes payable to other banks to support a portfolio of equipment that the Company owns and leases to other companies as well as general debt incurred to fund recent corporate acquisitions. Long-term borrowings decreased to $31.6 million at December 31, 2000 from $32.7 million at December 31, 1999.

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

     2.   Loans to deposits ratio minus public funds ratio less than 100%.

     3. Loans minus investment grade leases to deposits minus public funds less than 95%.

     At December 31, 2000, Manufacturers Bank was in substantial compliance with the foregoing policy. Generally, when Manufacturers Bank's loan to deposit ratios become higher than policy guidelines, Manufacturers Bank sells Lease Loans to reduce the volume of total loans and to provide a source of funds. In 2000, Manufacturers Bank sold approximately $21.0 million of lease loan participations to remain in compliance with the Liquidity Policy. Liquidity management is monitored by the Asset/Liability Committee and Board of Directors of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.

     At December 31, 2000, Manufacturers Bank had outstanding origination loan commitments and unused commercial and retail lines of credit of $307.3 million. Manufacturers Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $462.4 million at December 31, 2000. Manufacturers Bank expects a substantial majority of these certificates of deposit to remain with Manufacturers Bank.

     In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While there were no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, $130.0 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank ("FHLB") and has the ability to borrow from the FHLB.

     CORPORATION LIQUIDITY. The Company's main sources of liquidity at the holding company level are dividends from Manufacturers Bank passed on to the Company through Manufacturers National Corporation and a line of credit maintained with a large regional correspondent bank in the amount of $15.0 million. As of December 31, 2000, the Company had $4.4 million undrawn and available under its line of credit.

     Manufacturers Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect Manufacturers Bank's ability to pay dividends to Manufacturers National Corporation and for Manufacturers National Corporation to pay dividends to MB Financial. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Additionally, Bank policy requires that dividends cannot be declared in an amount that would cause Manufacturers Bank's capital to fall below the minimum amount required for Manufacturers Bank to be considered "well capitalized" for regulatory purposes. At December 31, 2000, Manufacturers Bank could pay $4.7 million of dividends and comply with such minimum regulatory capital requirements.

     CAPITAL RESOURCES

     Manufacturers Bank is subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, that, if undertaken, could have a direct material effect on Manufacturers Bank's financial statements. As of December 31, 2000, the most recent notification from the federal banking regulators categorized Manufacturers Bank as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed Manufacturers Bank's capital classification. The Company, on a consolidated basis, must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, and a minimum ratio of total capital to risk-weighted assets of 8.00%.

     The Company and Manufacturers Bank were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2000. The required and actual amounts and ratios for the Company and Manufacturers Bank as of December 31, 2000 are presented below (dollars in thousands):


                                                                                              TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                      FOR CAPITAL          PROMPT CORRECTIVE
                                                 ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                             ---------------       -----------------       -----------------
                                             AMOUNT    RATIO       AMOUNT     RATIO       AMOUNT        RATIO
                                             ------    -----       ------     -----       ------        -----

As of December 31, 2000
Total capital (to risk-weighted assets):
  MB Financial, Inc.                        $119,682    9.60%      $ 99,749    8.00%      $     N/A        N/A%
  Manufacturers Bank                         129,342   10.38         99,675    8.00         124,593      10.00
Tier 1 capital (to risk-weighted assets):
  MB Financial, Inc.                         105,845    8.49         49,874    4.00             N/A        N/A
  Manufacturers Bank                         115,505    9.27         49,837    4.00          74,756       6.00
Tier 1 capital (to average assets):
  MB Financial, Inc.                         105,845    7.38         57,365    4.00             N/A        N/A
  Manufacturers Bank                         115,505    8.06         57,304    4.00          71,630       5.00

As of December 31, 1999
Total capital (to risk-weighted assets):
  MB Financial, Inc.                         105,291   10.01         84,134    8.00             N/A        N/A
  Manufacturers Bank                         108,506   10.34         83,978    8.00         104,972      10.00
Tier 1 capital (to risk-weighted assets):
  MB Financial, Inc.                          93,094    8.85         42,067    4.00             N/A        N/A
  Manufacturers Bank                          96,309    9.17         41,989    4.00          62,983       6.00
Tier 1 capital (to average assets):
  MB Financial, Inc.                          93,094    7.47         49,841    4.00             N/A        N/A
  Manufacturers Bank                          96,309    7.74         49,797    4.00          62,246       5.00


N/A - not applicable

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

     If the Company's acquisitions had met certain accounting rules, the pooling of interest method of accounting would have been used to account for the Company's acquisitions. Under this method of accounting, no goodwill or core deposit intangibles would have been recorded. Consequently, net income is not reduced for the amortization of core deposit intangibles or goodwill. Since application of the two methods can result in dramatically different net income, management, certain analysts and certain peer financial institutions have been computing cash earnings in order to compare results. Cash earnings is not a presently defined term or concept under generally accepted accounting principles.

     Cash earnings is defined by management as net income excluding amortization of core deposit intangibles and goodwill and the related deferred income tax effect. Cash earnings should not be considered an alternative to operating or net income as an indicator of the Company's performance or as an alternative to cash flows from operating activities as a measure of liquidity in each case determined in accordance with generally accepted accounting principles.

     The following table sets forth the Company's cash earnings (dollars in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2000          1999          1998
                                                     ----------    ----------    ----------
Net Income                                           $   11,605    $    9,954    $    6,255
Goodwill amortization                                       832           815           952
Core deposit intangibles amortization (net of tax)          730         1,077         1,519
                                                     ----------    ----------    ----------
Cash earnings                                            13,167        11,846         8,726
Preferred dividends                                          --            --        (1,085)
                                                     ----------    ----------    ----------
Cash earnings to common stockholders                 $   13,167    $   11,846    $    7,641
                                                     ==========    ==========    ==========
Average tangible assets (3)                          $1,375,070    $1,175,002    $  822,294

Average tangible equity (4)                          $   73,695    $   57,939    $   37,842

Performance ratios: (1) (2)
   Cash return on average tangible assets                  0.96%         1.01%         0.93%
   Cash return on average tangible equity                 17.87%        20.45%        20.19%


     (1) The ratios for the year ended December 31, 1998 include the $4.1 million pre-tax gain on sale of Coal City National Bank.

     (2) Cash return on average tangible assets and equity for the year ended December 31, 1998, excluding the gain on sale of Coal City National Bank, would have been 0.61% and 13.06%, respectively.

     (3) Tangible assets represents assets less the Company's intangible assets which include goodwill and core deposit intangibles. Core deposit intangibles is included on a fully tax equivalent basis.

     (4) Tangible equity represents common stockholders equity plus retained earnings less the Company's intangible assets which include goodwill and core deposit intangibles. Core deposit intangibles is included on a fully tax equivalent basis.

     STATEMENT OF CASH FLOWS

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $32.9 million, $23.7 million and $12.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by (used in) investing activities was ($167.5) million, $30.7 million and ($144.1) million for the years ended December 31, 2000, 1999 and 1998. The $198.2 million increase in net cash (used in) investing activities for the year ended 2000 compared to 1999 was due to a $165.5 million decrease in net proceeds from sales, maturities and calls of securities available for sale, a $65.9 million decrease in net proceeds from federal funds sold, as well as a $30.0 million purchase of cash surrender value of life insurance. The increase in net cash provided by investing activities for the year ended December 31, 1999 compared to the same period for 1998 was attributable to net proceeds from federal funds sold, an increase in net proceeds from sales, maturities and calls of securities available for sale, and cash acquired through the merger partially offset by increase in loans, net of principal collections, and purchases of premises and equipment and lease equipment. Net cash provided by (used in) financing activities financing activities was $137.1 million, ($48.6) million and $118.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in cash provided by financing activities for the year ended December 31, 2000 compared to December 31, 1999 was primarily due to a net increase in interest bearing deposits. Net cash (used in) financing activities for the year ended December 31, 1999 compared to the year ended December 31, 1998 increased due to principal paid on long-term borrowings and a net decrease in interest bearing deposits.

     FORWARD LOOKING STATEMENTS

     Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:


     o    Federal and state legislative and regulatory developments;

     o Changes in management's estimate of the adequacy of the allowance for loan losses;

     o    Changes in management's valuation of the interest only receivables;

     o Changes in the level and direction of loan delinquencies and write-offs;

     o Interest rate movements and their impact on customer behavior and the Company's net interest margin;

     o The impact of repricing and competitors' pricing initiatives on loan and deposit products;

     o The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;

     o    The Company's ability to access cost effective funding; and

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

     Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

     The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2000 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment security prepayments are not considered significant; therefore, contractual maturities or repricing are not adjusted for possible prepayments. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the table is calculated assuming that these accounts will reprice as follows: 25% in the first three months, 25% in the next nine months, and 50% after one year (dollars in thousands):


                                                               TIME TO MATURITY OR REPRICING
                                                               -----------------------------
                                           0 - 90        91 - 365          1 - 5          OVER 5
                                            DAYS           DAYS            YEARS           YEARS          TOTAL
                                         -----------    -----------     -----------     -----------    -----------

INTEREST EARNING ASSETS:
Loans (1)                                $   582,657    $   123,250     $   290,140     $    55,735    $ 1,051,782
Investment securities                         10,135         51,526          30,188         141,214        233,063
                                         -----------    -----------     -----------     -----------    -----------
    Total interest earning assets        $   592,792    $   174,776     $   320,328     $   196,949    $ 1,284,845
                                         ===========    ===========     ===========     ===========    ===========

INTEREST BEARING LIABILITIES:
NOW and money market deposit accounts    $    44,831    $    44,831     $    89,662     $        --    $   179,324
Savings deposits                              32,756         32,756          65,513              --        131,025
Time deposits                                143,723        318,647          83,250          56,058        601,678
Short-term borrowings                        169,014         80,600              --              --        249,614
Long-term borrowings                              --          2,741           3,855          25,000         31,596
                                         -----------    -----------     -----------     -----------    -----------
    Total interest bearing liabilities   $   390,324    $   479,575     $   242,280     $    81,058    $ 1,193,237
                                         ===========    ===========     ===========     ===========    ===========

Rate sensitive assets (RSA)              $   592,792    $   767,568     $ 1,087,896     $ 1,284,845    $ 1,284,845
Rate sensitive liabilities (RSL)             390,324        869,899       1,112,179       1,193,237      1,193,237
Cumulative GAP                               202,468       (102,331)        (24,283)         91,608         91,608
(GAP=RSA-RSL)
RSA/Total assets                               40.65%         52.64%          74.60%          88.11%         88.11%
RSL/Total assets                               26.77%         59.65%          76.27%          81.83%         81.83%
GAP/Total assets                               13.88%         (7.02%)         (1.67%)          6.28%          6.28%
GAP/RSA                                        34.15%        (13.33%)         (2.23%)          7.13%          7.13%


     (1)  Less non-accrual loans totaling $5.4 million.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, the Company does not rely solely on a gap analysis to manage its interest rate risk, but rather it uses what it believes to be the more reliable simulation model relating to changes in net interest income.

     Based on simulation modeling at December 31, 2000 and 1999, the Company's net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

               CHANGE IN NET INTEREST INCOME OVER ONE YEAR HORIZON
               ---------------------------------------------------
     CHANGES IN          AT DECEMBER 31, 2000            AT DECEMBER 31, 1999
      LEVELS OF         DOLLAR        PERCENTAGE         DOLLAR   PERCENTAGE
   INTEREST RATES       CHANGE          CHANGE           CHANGE     CHANGE
   --------------       ------          ------           ------     ------
        + 2.00%         $ (728)        (1.54)%        $ (2,190)     (4.57)%
        + 1.00            (357)        (0.76)           (1,131)     (2.36)
         (1.00)            337          0.71             1,047       2.18
         (2.00)            584          1.24             2,131       4.44


     Simulations used by the Company assume the following:

     1.   Changes in interest rates are immediate.

     2. With the exception of NOW, money market and savings accounts, all interest rates change by the same amount at the same time.

     3. NOW, money market and savings accounts rates change by 0.25% for every 1.00% change in interest rates and by 0.50% for every 2.00% change in interest rates. Management believes, and experience has shown, that these deposit accounts take longer to change rates when economic conditions change and do not change rates as much as other general interest rates, such as the prime or federal funds rates. It is Manufacturers Bank's policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 7.50% of Manufacturers Bank's annual net interest income as forecasted by the simulation model. As demonstrated by the table above, Manufacturers Bank's interest rate risk exposure was within this policy at December 31, 2000.

     4. Changes in net interest income between December 31, 2000 and December 31, 1999 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                               MB FINANCIAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                       MB FINANCIAL, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                      INDEX


                                                                      Page
                                                                      ----
STATEMENT OF MANAGEMENT RESPONSIBILITY...........................       43

INDEPENDENT AUDITOR'S REPORT.....................................       44

FINANCIAL STATEMENTS

   Consolidated balance sheets ..................................       45

   Consolidated statements of income ............................       46

   Consolidated statements of changes in stockholders' equity ...       47

   Consolidated statements of cash flows ........................       48

   Notes to consolidated financial statements ...................       50


[MB FINANCIAL LOGO]

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

     The consolidated financial statements have been audited by an independent accounting firm, McGladrey & Pullen, LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that representations made to the independent auditors during their audit were valid and appropriate.

     Management maintains a system of internal controls over the preparation of its published financial statements, which is intended to provide reasonable assurance to the Company's Board of Directors and officers regarding preparation of consolidated financial statements presented fairly in conformity with generally accepted accounting principles.

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

     MB Financial, Inc.'s management periodically assesses the internal controls for inadequacy. Based upon these assessments, MB Financial, Inc.'s management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of December 31, 2000 functioned effectively during the year ended December 31, 2000.

      /s/Mitchell Feiger                            /s/Jill E. York

      Mitchell Feiger                               Jill E. York
      PRESIDENT AND                                 VICE PRESIDENT AND
      CHIEF EXECUTIVE OFFICER                       CHIEF FINANCIAL OFFICER

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
MB Financial, Inc. and Subsidiaries
Chicago, Illinois


We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with generally accepted accounting principles.


                                                         McGladrey & Pullen, LLP


Schaumburg, Illinois
February 9, 2001

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)

                                                     2000           1999
                                                 -----------    -----------

ASSETS

Cash and due from banks                          $    31,989    $    29,420
Other interest bearing deposits                        2,300          1,487
Investment securities available for sale             233,063        271,313
Stock in Federal Home Loan Bank                        7,290          6,290
Loans (net of allowance for loan losses
  of $13,837 at December 31, 2000 and
  $12,197 at December 31, 1999)                    1,043,326        890,929
Lease investments, net                                45,344         38,034
Premises and equipment, net                           15,465         15,304
Cash surrender value of life insurance                31,703             --
Interest only receivables                             10,538         13,821
Intangibles, net                                      14,466         16,265
Other assets                                          22,764         26,563
                                                 -----------    -----------
    TOTAL ASSETS                                 $ 1,458,248    $ 1,309,426
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits:
    Noninterest bearing                          $   157,237    $   145,059
    Interest bearing                                 912,027        791,016
                                                 -----------    -----------
    TOTAL DEPOSITS                                 1,069,264        936,075
  Short-term borrowings                              249,614        244,569
  Long-term borrowings                                31,596         32,698
  Other liabilities                                   16,033         16,706
                                                 -----------    -----------
    TOTAL LIABILITIES                              1,366,507      1,230,048
                                                 -----------    -----------

Stockholders' Equity
  Common stock ($.01 par value;
    authorized 20,000,000 shares;
    issued 7,064,515 shares)                              71             71
  Additional paid-in capital                          50,656         50,656
  Retained earnings                                   43,791         32,186
  Accumulated comprehensive loss                      (2,777)        (3,535)
                                                 -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                        91,741         79,378
                                                 -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,458,248    $ 1,309,426
                                                 ===========    ===========


See Notes to the Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

                                                             2000         1999         1998
                                                          ----------   ----------   ----------

Interest income:
  Loans, including fees                                   $   86,017   $   63,887   $   44,929
  Investment securities:
    Taxable                                                   17,677       17,228       11,787
    Nontaxable                                                   309          320          305
  Federal funds sold                                               3          796          611
  Other interest bearing deposits                                 84           60           --
                                                          ----------   ----------   ----------
    TOTAL INTEREST INCOME                                    104,090       82,291       57,632
                                                          ----------   ----------   ----------
Interest expense:
  Deposits                                                    39,698       31,059       22,319
  Short-term borrowings                                       17,091        5,381        5,118
  Long-term borrowings                                         2,652        5,327        2,389
                                                          ----------   ----------   ----------
    TOTAL INTEREST EXPENSE                                    59,441       41,767       29,826
                                                          ----------   ----------   ----------

    NET INTEREST INCOME                                       44,649       40,524       27,806

Provision for loan losses                                      3,090        1,260          750
                                                          ----------   ----------   ----------

    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       41,559       39,264       27,056
                                                          ----------   ----------   ----------
Other income:
  Loan service fees                                            1,445        3,532          374
  Deposit service fees                                         3,397        3,304        3,174
  Lease financing, net                                         1,926          724        1,418
  Increase in cash surrender value of life insurance           1,703           --           --
  Net gains on sale of securities available for sale              --            1          167
  Gain on sale of Coal City National Bank                         --           --        4,099
  Other operating income                                       2,251        1,501          708
                                                          ----------   ----------   ----------
                                                              10,722        9,062        9,940
                                                          ----------   ----------   ----------
Other expenses:
  Salaries and employee benefits                              18,396       17,214       12,954
  Occupancy and equipment expense                              6,783        6,085        4,402
  Intangibles amortization expense                             1,955        2,472        3,254
  Advertising and marketing expense                            1,745          910          730
  Other operating expenses                                     6,866        6,879        5,796
                                                          ----------   ----------   ----------
                                                              35,745       33,560       27,136
                                                          ----------   ----------   ----------
    INCOME BEFORE INCOME TAXES                                16,536       14,766        9,860

Income taxes                                                   4,931        4,812        3,605
                                                          ----------   ----------   ----------

    NET INCOME                                                11,605        9,954        6,255

Preferred stock dividend                                          --           --        1,085
                                                          ----------   ----------   ----------

    NET INCOME AVAILABLE TO COMMON STOCKHOLDERS           $   11,605   $    9,954   $    5,170
                                                          ==========   ==========   ==========

  Basic earnings per common share                         $     1.64   $     1.51   $     1.26
                                                          ==========   ==========   ==========

  Diluted earnings per common share                       $     1.64   $     1.51   $     1.25
                                                          ==========   ==========   ==========

  Weighted average common shares outstanding               7,064,515    6,586,596    4,093,254
                                                          ==========   ==========   ==========

  Weighted average common shares outstanding
    including dilutive shares                              7,072,134    6,598,058    4,130,996
                                                          ==========   ==========   ==========


See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS EXCEPT COMMON AND PREFERRED SHARE DATA)


                                                                     ADDITIONAL              ACCUMULATED
                                             PREFERRED    COMMON      PAID-IN     RETAINED  COMPREHENSIVE
                                               STOCK       STOCK      CAPITAL     EARNINGS  INCOME (LOSS)    TOTAL
                                             ---------    --------   ----------   --------  -------------  --------
Balance, December 31, 1997                    $ 10,200    $    497    $ 24,446    $ 17,062    $    321     $ 52,526
                                                                                                           --------
  Purchase and retirement of 68
    shares of preferred stock                  (10,200)         --          --          --          --      (10,200)
                                                                                                           --------
  Purchase and retirement of 750
    shares of common stock                          --          (7)       (652)         --          --         (659)
                                                                                                           --------
  Dividends paid on preferred stock                 --          --          --      (1,085)         --       (1,085)
                                                                                                           --------
  Comprehensive income:
    Net income                                      --          --          --       6,255          --        6,255
    Other comprehensive income (loss):
    Unrealized securities gains arising
      during the year, net of tax of $77            --          --          --          --         133          133
    Reclassification adjustments for
      gains on sale of investments
      included in net income, net of
      tax of $57                                    --          --          --          --        (110)        (110)
                                                                                                           --------
    Comprehensive income                                                                                      6,278
                                              --------    --------    --------    --------    --------     --------
Balance, December 31, 1998                          --         490      23,794      22,232         344       46,860
                                                                                                           --------
  Purchase and retirement of 89 shares
    of common stock                                 --          --          (1)         --          --           (1)
                                                                                                           --------
  Merger with Avondale Financial Corp.              --        (419)     26,863          --          --       26,444
                                                                                                           --------
  Comprehensive income:
    Net income                                      --          --          --       9,954          --        9,954
    Other comprehensive income (loss):
    Unrealized securities losses arising
      during the year, net of tax of $2,172         --          --          --          --      (4,045)      (4,045)
    Unrealized interest only receivables
      gains arising during the year,
      net of tax of $90                             --          --          --          --         167          167
    Reclassification adjustments for gains
      on sale of investments included in
      net income, net of tax                        --          --          --          --          (1)          (1)
                                                                                                           --------
  Comprehensive income                                                                                        6,075
                                              --------    --------    --------    --------    --------     --------
Balance, December 31, 1999                          --          71      50,656      32,186      (3,535)      79,378
                                                                                                           --------
  Comprehensive income:
    Net income                                      --          --          --      11,605          --       11,605
    Other comprehensive income:
    Unrealized securities gains arising
      during the year, net of tax of $205           --          --          --          --         378          378
    Unrealized interest only receivables
      gains arising during the year, net
      of tax of $205                                --          --          --          --         380          380
                                                                                                           --------
  Comprehensive income                                                                                       12,363
                                              --------    --------    --------    --------    --------     --------
Balance, December 31, 2000                    $     --    $     71    $ 50,656    $ 43,791    $ (2,777)    $ 91,741
                                              ========    ========    ========    ========    ========     ========


See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS)

                                                                       2000          1999         1998
                                                                     ---------    ---------    ---------

Cash Flows From Operating Activities
  Net income                                                         $  11,605    $   9,954    $   6,255
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation                                                         14,598       10,742        8,916
   (Gain) on disposal of premises and equipment and
     leased equipment                                                     (991)         (12)        (356)
   (Gain) on sale of Coal City National Bank                                --           --       (4,099)
   Amortization of intangibles                                           1,955        2,472        3,254
   Provision for loan losses                                             3,090        1,260          750
   Provision for deferred income taxes                                     842        2,692          158
   Bond (accretion), net                                                  (134)      (1,244)      (3,721)
   Securities (gains), net                                                  --           (1)        (167)
   (Gain) on sale of loans                                                  --           --         (139)
   Proceeds from sale of loans                                              --           --        8,855
   Loans originated for sale                                                --           --       (8,716)
   (Increase) in cash surrender value of life insurance                 (1,703)          --           --
   Write-down in the value of interest only receivables                    975           --           --
   Decrease in other assets                                              3,794        3,743        2,389
   (Decrease) in other liabilities                                        (673)      (5,873)        (702)
                                                                     ---------    ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                     33,358       23,733       12,677
                                                                     ---------    ---------    ---------

Cash Flows From Investing Activities
  Proceeds from sales of securities available for sale                      --       30,040      255,006
  Proceeds from maturities and calls of securities
    available for sale                                                  42,577      178,058           --
  Proceeds from maturities and calls of securities held
    to maturity                                                             --        1,482        1,549
  Purchase of securities available for sale                             (3,860)     (71,218)    (341,905)
  Purchase of securities held to maturity                                   --           --       (7,553)
  Purchase of stock in Federal Home Loan Bank                           (1,000)      (1,000)      (1,999)
  Proceeds from redemption of stock in Federal Home Loan Bank               --        2,614           --
  Federal funds sold, net                                                   --       65,850       (2,450)
  Other interest bearing deposits, net                                    (813)         (15)          --
  Increase in loans, net of principal collections                     (156,412)    (155,108)     (41,209)
  Purchases of premises and equipment and leased equipment             (28,272)     (28,182)     (13,025)
  Proceeds from sales of premises and equipment and leased
    equipment                                                            6,578           79        3,628
  Principal collected on lease investments                                 544          388          659
  Purchase of minority interests                                          (156)          --       (2,328)
  Proceeds from sale of Coal City National Bank, net of
    cash retained by Coal City National Bank                                --           --        5,481
  Purchase of life insurance                                           (30,000)          --           --
  Cash acquired through merger with Avondale Financial Corp.                --        7,224           --
  Proceeds received from interest only receivables                       2,893          445           --
                                                                     ---------    ---------    ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (167,921)      30,657     (144,146)
                                                                     ---------    ---------    ---------

Cash Flows From Financing Activities
  Net increase in noninterest bearing deposits                          12,178       16,841        3,153
  Net increase (decrease) in interest bearing deposits                 121,011      (69,388)      10,500
  Net increase in short-term borrowings                                  5,045      108,998      112,508
  Proceeds from long-term borrowings                                     2,786        2,414       32,667
  Principal paid on long-term borrowings                                (3,888)    (107,503)     (28,048)
  Purchase and retirement of common stock                                   --           (1)        (659)
  Purchase and retirement of preferred stock                                --           --      (10,200)
  Dividends paid on preferred stock                                         --           --       (1,085)
                                                                     ---------    ---------    ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          137,132      (48,639)     118,836
                                                                     ---------    ---------    ---------

          NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS         $   2,569    $   5,751    $ (12,633)

Cash and due from banks:
  Beginning                                                             29,420       23,669       36,302
                                                                     ---------    ---------    ---------
  Ending                                                             $  31,989    $  29,420    $  23,669
                                                                     =========    =========    =========

                                   (continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS)

                                                                       2000          1999         1998
                                                                     ---------    ---------    ---------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                                      $  37,059    $  31,344    $  22,363
    Other interest paid                                                 19,207       10,778        6,917
    Income taxes paid, net of refunds                                      511        4,799        4,310

Supplemental Schedule of Noncash Investing Activities
  Merger with Avondale Financial Corp.
    Noncash assets acquired:
      Securities available for sale                                               $ 183,700
      Stock in Federal Home Loan Bank                                                 5,290
      Federal funds sold                                                             45,500
      Other interest bearing deposits                                                 1,472
      Loans, net                                                                    203,355
      Premises and equipment                                                          2,939
      Accrued interest and other assets                                              20,358
      Intangibles, net                                                                  443
      Interest only receivables                                                      14,009
                                                                                   --------
                                                                                    477,066
                                                                                   --------
    Liabilities assumed:
      Interest bearing deposits                                                     342,961
      Short-term borrowings                                                           5,000
      Long-term borrowings                                                          100,803
      Other liabilities                                                               7,982
                                                                                   --------
                                                                                    456,746
          NET NONCASH ASSETS ACQUIRED                                                20,320
                                                                                   --------
          CASH ACQUIRED                                                           $   7,224
                                                                                  =========
Sale of Coal City National Bank
  Assets sold:
    Cash                                                                                        $   2,319
    Securities available for sale                                                                  15,418
    Securities held to maturity                                                                       173
    Federal funds sold                                                                             19,500
    Loans, net                                                                                     17,573
    Premises and equipment, net                                                                       696
    Other                                                                                             317
                                                                                                ---------
                                                                                                   55,996
                                                                                                ---------
  Liabilities sold:
    Deposits                                                                                       52,052
    Other                                                                                             243
                                                                                                ---------
                                                                                                   52,295
                                                                                                ---------

          NET ASSETS SOLD                                                                       $   3,701
                                                                                                =========
          CASH RECEIVED                                                                         $   7,800
                                                                                                =========

Transfer of long-term Federal Home Loan Bank advances
  to short-term classification                                       $      --    $      50    $      --
Real estate acquired in settlement of losses                         $     925    $     497    $     276

See Notes to Consolidated Financial Statements.


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

MB Financial, Inc. (the "Company") is a bank holding company providing financial and other banking services to customers primarily located in Chicago, Illinois including Chicago's north side, Chicago's south side and Chicago's southern and western suburbs. See Note 2 for a discussion of the merger of Coal City Corporation ("Coal City") with and into Avondale Financial Corp. ("Avondale") in 1999, with the resulting entity being renamed "MB Financial, Inc.".

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates. Areas involving the use of management's estimates and assumptions, and which are more susceptible to change in the near term include the allowance for loan losses and fair value of interest only receivables.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Company, deposits, and federal funds purchased and sold and short-term borrowings are reported net.

SECURITIES AVAILABLE FOR SALE: Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of Manufacturers Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated comprehensive income, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. In addition, if a loss is deemed to be other than temporary, it is recognized as a realized loss in the income statement.

LOANS HELD FOR SALE: Loans held for sale are those loans the Company intends to sell in the foreseeable future. They are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds plus the value of the mortgage servicing rights compared to the carrying value of the loans. All sales are made without recourse. There were no loans held for sale at December 31, 2000 and 1999.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. The nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review Manufacturers Bank's allowance for loan losses, and may require Manufacturers Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

LEASE INVESTMENTS: The Company's investment in assets leased to others is reported as lease investments, net, using the direct finance and operating methods of accounting. Direct financing leases are stated at the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. On a quarterly basis, management reviews the lease residuals for potential impairment. Unearned lease income on direct financing leases is recognized over the lives of the leases using the level-yield method. The investment in equipment in operating leases is stated at cost less depreciation using the straight-line method generally over a five-year life.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method for buildings and computer equipment, and primarily by an accelerated method for all other assets over their estimated useful lives.

INTEREST ONLY RECEIVABLES: Interest only receivables represents the present value of future cash flows based on the "excess spread" between the yield of underlying loans sold and the securities issued and reflect estimates of prepayments, servicing fees, operating expenses, credit losses and other factors. The interest only receivables are amortized as cash flows are received. The fair value of the interest only receivables are evaluated on a quarterly basis for impairment. The Company classifies its interest only receivables as available-for-sale and any adjustment to the fair value of the receivable is included in comprehensive income unless such adjustment is considered by management to be other than temporary.

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS PER COMMON SHARE: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed for the years ended December 31, 2000, 1999 and 1998 based on the following (in thousands except common share data):


                                                                  2000         1999         1998
                                                               ----------   ----------   ----------
Net income                                                     $   11,605   $    9,954   $    6,255
Less:  Preferred stock dividends                                       --           --        1,085
                                                               ----------   ----------   ----------
Net income applicable to common stock                          $   11,605   $    9,954   $    5,170
                                                               ==========   ==========   ==========
Weighted average common shares outstanding                      7,064,515    6,586,596    4,093,254
Effect of dilutive options                                          7,619       11,462       37,742
                                                               ----------   ----------   ----------
Weighted average common shares outstanding used to calculate
   diluted earnings per common share                            7,072,134    6,598,058    4,130,996
                                                               ==========   ==========   ==========


As described in Note 2, in connection with the merger of Coal City Corporation with and into Avondale Financial Corp., each share of Common Stock issued and outstanding on February 26, 1999 was converted into 83.5 shares of Avondale Financial Corp. Therefore, common share data prior to the merger date was converted using an exchange ratio of 83.5 to l.

COMPREHENSIVE INCOME: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

SEGMENT REPORTING: The Company is managed as one unit and does not have separate operating segments.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS: Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective January 1, 2001. Management believes that the adoption of this statement will have no effect on the Company's financial statements.

SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, a replacement of SFAS 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of SFAS 140 are effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not believe implementation of this standard will have a material impact on the Company's financial statements.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year's presentation.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 2.     BUSINESS ACQUISITIONS AND DIVESTITURES

On February 8, 2001, the Company and its subsidiaries, Manufacturers National Corporation and Manufacturers Bank, and FSL Holdings ("FSL") and its subsidiary, First Savings & Loan Association of South Holland ("Association"), entered into an Agreement and Plan of Merger pursuant to which Manufacturers National Corporation will merge into FSL Holdings, which will survive the merger as a wholly-owned subsidiary of the Company and each shareholder of FSL Holdings will be paid $165 a share for each share of common stock held by such shareholder (for an aggregate consideration of $41,305,275). The acquisition will be funded through a combination of cash acquired through the acquisition and borrowings.

Consummation of the merger is subject to certain conditions, including certain regulatory approvals of the merger agreement by the shareholders of FSL Holdings and certain regulatory approvals. Subject to the foregoing conditions, the merger currently is expected to occur in the second quarter of 2001.

On February 26, 1999, Coal City, the holding company for Manufacturers Bank, was merged with and into Avondale, the holding company for Avondale Federal Savings Bank ("Avondale merger"). The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank.

Since the Coal City stockholders owned more than 50% of the combined company, the transaction was accounted for as a reverse acquisition using the purchase method of accounting with Coal City being the accounting acquirer. As a result, the post-merger historical financial statements of the combined company are Coal City's as the accounting acquirer, and includes the operating results of Avondale since the merger date. Total consideration based upon Avondale's shares outstanding at the merger date times the estimated market value per share at the merger announcement date, was $26.4 million plus $1.1 million of merger expenses incurred by Coal City. Included in the purchase accounting adjustments was an accrual of $4.4 million for merger related costs. The accrual included estimated costs for termination of data processing contracts, professional fees, severance and personnel related expenses and lease contracts. At December 31, 2000 and 1999, the remaining liability was approximately $68,000 and $975,000, respectively, primarily for lease contracts and severance costs. The majority of the remaining costs are scheduled to occur by the end of 2001.

The unaudited pro forma results of operation, which follow, assume that the Avondale merger had occurred at January 1, 1998. In addition to combining the historical results of operation of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the merger.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 2.     BUSINESS ACQUISITIONS AND DIVESTITURES (CONTINUED)

Unaudited pro forma consolidated results of operation for the years ended December 31, 1999 and 1998 are as follows (in thousands except earnings per share data):

                                               1999      1998
                                              -------   -------
Net interest income                           $43,057   $44,614
                                              =======   =======
Net income                                      8,222     1,115
                                              =======   =======
Net income available to common stockholders     8,222        30
                                              =======   =======
Basic earnings per common share               $  1.17   $  0.00
                                              =======   =======
Diluted earnings per common share             $  1.17   $  0.00
                                              =======   =======


The pro forma results of operation are not necessarily indicative of the actual results of operation that would have occurred had the Avondale merger actually taken place at the beginning of the respective periods, or of results which may occur in the future.

On January 28, 1998, the Company sold all of the issued and outstanding shares of Coal City National Bank common stock for cash of $7,800,000. The net assets of Coal City National Bank at January 28, 1998 were approximately $3,701,000.

NOTE 3.     RESTRICTIONS ON CASH AND DUE FROM BANKS

Manufacturers Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $2,015,000 and $1,391,000 at December 31, 2000 and 1999, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 4.     INVESTMENT SECURITIES

Carrying amounts and fair values of securities available for sale are summarized as follows:

                                                            GROSS      GROSS
                                               AMORTIZED  UNREALIZED UNREALIZED    FAIR
AVAILABLE FOR SALE                               COST       GAINS     LOSSES       VALUE
                                               --------   --------   --------    --------

December 31, 2000:

U.S. Government agencies                       $ 85,044   $     98   $   (921)   $ 84,221
States and political subdivisions                 4,505        153         (8)      4,650
Mortgage-backed securities                       93,248        150       (941)     92,456
Corporate bonds                                  43,085        123     (3,959)     39,250
Other securities                                  1,088        192         --       1,280
Investments in equity lines of credit trusts     11,206         --         --      11,206
                                               --------   --------   --------    --------

    TOTALS                                     $238,176   $    716   $ (5,829)   $233,063
                                               ========   ========   ========    ========

December 31, 1999:

U.S. Government agencies                       $ 99,891   $     --   $ (2,200)   $ 97,691
States and political subdivisions                 5,164        202         --       5,366
Mortgage-backed securities                      120,114         --     (1,166)    118,948
Corporate bonds                                  43,092         --     (2,528)     40,564
Other securities                                    962         --         (4)        958
Investments in equity lines of credit trusts      7,786         --         --       7,786
                                               --------   --------   --------    --------
    TOTALS                                     $277,009   $    202   $ (5,898)   $271,313
                                               ========   ========   ========    ========


Gross realized gains and losses from the sale of securities available for sale are as follows:

                         FOR THE YEARS ENDED DECEMBER 31,
                         --------------------------------
                             2000       1999     1998
                          ---------     -----    -----
Realized gains            $     --      $  18    $ 169
Realized losses                 --        (17)      (2)
                          ---------     -----    -----
              NET GAINS   $     --      $   1    $ 167
                          =========     =====    =====


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)


NOTE 4.     INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of debt securities, as of December 31, 2000, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.


                                            AVAILABLE FOR SALE
                                            ------------------
                                           AMORTIZED      FAIR
                                             COST         VALUE
                                           --------     --------
Due in one year or less                    $ 61,878     $ 61,662
Due after one year through five years        29,541       29,637
Due after five years through ten years       16,455       16,185
Due after ten years                          37,054       33,123
Mortgage-backed securities                   93,248       92,456
                                           --------     --------

              TOTALS                       $238,176     $233,063
                                           ========     ========


Securities with carrying amounts of $136,454,000 and $134,817,000 at December 31, 2000 and 1999, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The Company, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank ("FHLB") in an amount equal to the greatest of 1% of mortgage related assets, 5% of outstanding FHLB advances or $500. Since there is no ready market for the stock it is carried at cost.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 5.     LOANS

Loans consist of:

                                                                            DECEMBER 31,
                                                                     ----------------------------
                                                                        2000             1999
                                                                     -----------      -----------

Manufacturers Bank - core business:
   Commercial                                                        $   474,451      $   341,728
   Commercial real estate                                                312,714          249,107
   Residential real estate                                               105,436          129,040
   Construction real estate                                               46,664           58,447
   Installment and other                                                  57,014           39,583
                                                                     -----------      -----------

Total Manufacturers Bank loans - core business                           996,279          817,905
                                                                     -----------      -----------

Acquired from Avondale Federal Savings Bank - non-core business:
   Residential real estate                                                12,589           14,593
   Credit scored mortgage loans                                           41,813           59,736
   Installment and other                                                   6,482           10,892
                                                                     -----------      -----------

Total Avondale Federal Savings Bank loans - non-core business             60,884           85,221
                                                                     -----------      -----------

Gross loans                                                            1,057,163          903,126

Allowance for loan losses                                                (13,837)         (12,197)
                                                                     -----------      -----------

    LOANS, NET                                                       $ 1,043,326      $   890,929
                                                                     ===========      ===========


Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the market serviced by Manufacturers Bank. At December 31, 2000 and 1999, commercial loans included $245,212,000 and $186,895,000, respectively, of loans collateralized by assignment of leases for various types of equipment.

Non-accrual loans were $5,381,000 and $10,701,000 at December 31, 2000 and 1999, respectively. The reduction in interest income associated with loans on non-accrual status was $1,316,000, $876,000 and $490,000 at December 31, 2000,
1999 and 1998, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 5.     LOANS (CONTINUED)

Information about impaired loans as of and for the years ended December 31, 2000 and 1999 are as follows:


                                                             DECEMBER 31,
                                                             ------------
                                                     2000        1999        1998
                                                   --------    --------    -------

Loans for which there were related allowance
  for credit losses                                $  1,390    $  1,503    $ 2,263
Other impaired loans                                     --          41        --
                                                   --------    --------    -------

              TOTAL IMPAIRED LOANS                 $  1,390    $  1,544    $ 2,263
                                                   ========    ========    =======

Average monthly balance of impaired loans          $  1,823    $  2,088    $   290
Related allowance for credit losses                $     80    $    222    $   350
Interest income recognized on a cash basis         $    279    $    299    $   114


Activity in the allowance for loan losses was as follows:


                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                          2000        1999        1998
                                                                        -------     -------     -------
Balance, beginning                                                      $12,197     $ 6,344     $ 7,922
   Decreases resulting from sale of subsidiary                               --          --        (399)
   Addition resulting from merger of Avondale Financial Corporation          --       9,489          --
   Provision for loan losses                                              3,090       1,260         750
   Charge-offs:
       Manufacturers Bank - core business                                   661       1,898       2,090
       Avondale Federal Savings Bank - non-core business                  2,314       3,600          --
                                                                        -------     -------     -------
    Total charge-offs                                                     2,975       5,498       2,090
                                                                        -------     -------     -------
    Recoveries:
       Manufacturers Bank - core business                                   496          45         161
       Avondale Federal Savings Bank - non-core business                  1,029         557          --
                                                                        -------     -------     -------
    Total recoveries                                                      1,525         602         161
                                                                        -------     -------     -------
    Net charge-offs                                                       1,450       4,896       1,929
                                                                        -------     -------     -------

Balance, ending                                                         $13,837     $12,197     $ 6,344
                                                                        =======     =======     =======


Loans outstanding to executive officers and directors of Manufacturers Bank, including companies in which they have management control or beneficial ownership, at December 31, 2000 and 1999, were approximately $6,405,000 and $2,297,000, respectively. In the opinion of management, these loans have similar terms to other customer loans. An analysis of the activity related to these loans for the year ended December 31, 2000 is as follows:


Balance, beginning                             $ 2,297
   Additions                                     4,720
   Principal payments and other reductions        (612)
                                               -------

Balance, ending                                $ 6,405
                                               =======


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 6.     LEASE INVESTMENTS

The lease portfolio is made up of various types of equipment, general technology related, such as computer systems, satellite equipment, and general manufacturing equipment. The credit quality of the lessee generally must be in one of the top four rating categories of Moody's or Standard & Poors, or the equivalent. In most cases, during the early years of the lease, Manufacturers Bank recognizes a loss on its investment due to funding costs, and as a lease ages, a gain. Consequently, as Manufacturers Bank has built its leased equipment portfolio, current earnings have been reduced. However, gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment and the Company cannot realize the recorded residual value. To mitigate this risk of loss, Manufacturers Bank usually limits individual leased equipment residuals (expected lease book values at the end of initial lease terms) to not exceed approximately $500 thousand in residuals per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.

Lease investments by categories follow:


                                               DECEMBER 31,
                                               ------------
                                            2000          1999
                                          --------      --------
Direct financing leases:
    Minimum lease payments receivable     $  1,925      $    250
    Estimated residual value                   297           288
    Less unearned lease income                (375)           (7)
                                          --------      --------
                                             1,847           531
                                          --------      --------
Operating leases:
   Equipment, at cost                       74,491        59,931
   Less accumulated depreciation           (30,994)      (22,428)
                                          --------      --------

                                            43,497        37,503
                                          --------      --------
   Lease investments, net                 $ 45,344      $ 38,034
                                          ========      ========


The minimum lease payments receivable for direct financing leases and operating leases are due as follows for the years ending December 31,:


YEAR     DIRECT FINANCING       OPERATING
----     ----------------       ---------
2001        $   700              $12,685
2002            700                9,122
2003            525                5,963
2004             --                3,784
2005             --                  490
2006             --                    4
            -------              -------
            $ 1,925              $32,048
            =======              =======


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 6.     LEASE INVESTMENTS (CONTINUED)

Income from lease investments is composed of:


                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------
Rental income on operating leases                         $ 13,333      $  9,255      $  8,051
Income from lease payments on direct financing leases           18            35            77
Gain on sale of leased equipment                               530             6           389
                                                          --------      --------      --------
Income on lease investments, gross                          13,881         9,296         8,517

Less:
   Write down of residual value of equipment                    --          (336)           --
   Depreciation on operating leases                        (11,955)       (8,236)       (7,099)
                                                          --------      --------      --------
Income from lease investments, net                        $  1,926      $    724      $  1,418
                                                          ========      ========      ========


Lease investments are investments in equipment leased to other companies by Manufacturers Bank. The Company has steadily grown its lease portfolio over the past five years from virtually nothing to $45,344,000 at December 31, 2000. Manufacturers Bank funds most of its lease equipment purchases itself, but has some loans with other banks totaling $5,793,000 and $6,895,000 at December 2000 and 1999, respectively.

At December 31, 2000, the following schedule represents the residual values for operating leases in the year initial lease terms end:


END OF INITIAL LEASE TERMS      RESIDUAL VALUES
DECEMBER 31,
--------------------------      ---------------
2000                              $    185
2001                                 2,066
2002                                   958
2003                                 1,238
2004                                 3,319
2005                                 3,166
2006                                    44
                                  --------
                                  $ 10,976
                                  ========


There were approximately 136 operating lease schedules at December 31, 2000 compared to 115 at December 31, 1999. In addition, residual lease values for operating leases were $10,976,000 and $9,300,000 at December 31, 2000 and December 31, 1999, respectively, resulting in an average residual per lease schedule of approximately $81,000 for both periods. Management monitors residual values for possible impairments on a quarterly basis. For the year ended December 31, 2000, the Company had approximately $530,000 in lease gains. $386,000 of total lease gains related to equipment with residual values of $453,000 that came to full term and was sold for $839,000. In addition, one lease schedule that did not come to full term was purchased from the Company creating a gain of $144,000.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 7.     INTEREST ONLY RECEIVABLES

In 1996, 1997 and 1998, Avondale Federal Savings Bank securitized and sold certain home equity lines of credit to investors with limited recourse, retaining the servicing rights to the underlying loans. Avondale Federal Savings Bank received annual servicing fees and rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received their contractual return. In addition, Avondale Federal Savings Bank retained a security interest in the investor trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the Avondale merger the Company acquired servicing rights related to these loans, the retained participation interest in the investor trusts and interest only receivables. The annual servicing fees received by the Company approximate 0.75% of the outstanding loan balance and approximate the Company's cost to service the loans. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the investor trusts is subordinate to investor's interest. The security interest is included with investment securities available for sale and is reflected as investments in equity lines of credit trusts.

At December 31, 2000 and 1999, interest only receivables were $10,538,000 and $13,821,000, respectively. The value of interest only receivables is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables, as these receivables were accounted for as investment securities available for sale. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

The following table shows the results of the Company's assumptions at December 31, 2000 and 1999 used in measuring its retained interest in the investor trusts:

                                                        INTEREST ONLY RECEIVABLES POOLS
                                                        -------------------------------
                                               96-1           97-1            97-2            98-1
                                          --------------  --------------  --------------  --------------
                                          Adjustable (1)  Adjustable (1)  Adjustable (1)  Adjustable (1)
                                          --------------  --------------  --------------  --------------

          AT DECEMBER 31, 2000
          --------------------
Estimated fair value                      $    2,867      $    2,477      $    2,294      $     2,900
Prepayment speed                               35.00%          35.00%          35.00%           35.00%
Remaining  weighted-average  life
  (in  years)(2)                                0.99            1.20            1.63             1.96

Expected remaining credit losses (3)            2.66%           5.21%           8.44%            7.05%
Residual cash flows discounted at              12.00%          12.00%          12.00%           12.00%
Loans outstanding at December 31, 2000    $   15,320      $   19,081      $   25,226      $    44,060

           AT DECEMBER 31, 1999
           --------------------
Estimated fair value                      $    2,636      $    2,578      $    4,059      $     4,548
Prepayment speed                               35.00%          37.00%          35.00%           32.00%
Remaining  weighted-average  life
  (in  years)(2)                                2.03            1.98            2.12             2.47

Expected remaining credit losses                5.08%           6.08%           6.30%            7.26%
Residual cash flows discounted at              12.00%          12.00%          12.00%           12.00%
Loans outstanding at December 31, 1999    $   23,068      $   28,272      $   39,631      $    68,451


     (1) Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

     (2) The remaining weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the initial principal balance. This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

     (3) Remaining credit losses over the life remaining on the loans at December 31, 2000 are $407,000, $995,000, $2,128,000 and $3,108,000
          for Trusts 96-1, 97-1, 97-2 and 98-1, respectively. The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 7.     INTEREST ONLY RECEIVABLES (CONTINUED)

The following presents the sensitivity of current fair values of residual cash flows to immediate 10% and 20% adverse and favorable changes in assumptions used in measuring the Company's retained interest in the investor trusts at December 31, 2000:


                                                                       INTEREST ONLY RECEIVABLES POOLS
                                                                       -------------------------------
                                                           96-1          97-1         97-2         98-1        TOTAL
                                                         --------     --------     --------     --------     --------
Estimated fair value                                     $  2,867     $  2,477     $  2,294     $  2,900     $ 10,538

Prepayment speed assumption (annual rate)                   35.00%       35.00%       35.00%       35.00%          --
       Impact on fair value of 10% adverse change             (16)         (32)         (84)        (220)        (352)
       Impact on fair value of 20% adverse change             (33)         (64)        (166)        (427)        (690)
       Impact on fair value of 10% favorable change            17           32           87          233          369
       Impact on fair value of 20% favorable change            33           64          177          479          753

Expected credit losses (annual rate)                         2.66%        5.21%        8.44%        7.05%          --
       Impact on fair value of 10% adverse change             (36)         (67)         (98)        (255)        (456)
       Impact on fair value of 20% adverse change             (72)        (133)        (193)        (510)        (908)
       Impact on fair value of 10% favorable change            37           67           99          254          457
       Impact on fair value of 20% favorable change            73          133          198          509          913

Residual cash flows discount rate (annual rate)             12.00%       12.00%       12.00%       12.00%          --
       Impact on fair value of 10% adverse change             (35)         (39)         (50)         (70)        (194)
       Impact on fair value of 20% adverse change             (70)         (76)         (99)        (137)        (382)
       Impact on fair value of 10% favorable change            36           39           52           72          199
       Impact on fair value of 20% favorable change            72           79          105          146          402


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

Changes in interest only receivables pools are summarized below for the years ended December 31, 2000 and December 31, 1999:


                                                     INTEREST ONLY RECEIVABLES POOLS
                                                     -------------------------------
                                                  96-1        97-1       97-2       98-1
                                                 -------    -------    -------    -------

Balance, December 31, 1998                       $    --    $    --    $    --    $    --
      Merger with Avondale Financial Corp.         2,544      2,864      4,113      4,488
      Cash flows                                      (5)       (84)       109       (465)
      Unrealized interest only receivables
        gains (losses) arising during the year        97       (202)      (163)       525
                                                 -------    -------    -------    -------
Balance, December 31, 1999                         2,636      2,578      4,059      4,548
      Cash flows                                     (91)      (482)    (1,357)      (963)
      Unrealized interest only receivables
        gains (losses) arising during the year       322        381        257       (375)

      Write-down in interest only
      receivables                                     --         --       (665)      (310)
                                                 -------    -------    -------    -------
Balance, December 31, 2000                       $ 2,867    $ 2,477    $ 2,294    $ 2,900
                                                 =======    =======    =======    =======


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 7.     INTEREST ONLY RECEIVABLES (CONTINUED)

The following presents quantitative information about delinquencies, net credit losses, and components of securitized equity lines of credit and total managed equity lines of credit:


                                              TOTAL PRINCIPAL     PRINCIPAL AMOUNT OF
                                                  AMOUNT            LOANS 60 DAYS
                                                 OF LOANS         OR MORE PAST DUE (1)      NET CREDIT LOSSES
                                              AT DECEMBER 31,         AT DECEMBER 31,      DURING THE YEAR (2)
                                              ---------------         ---------------      -------------------
                                              2000       1999         2000       1999        2000     1999
                                           ---------  ----------    --------   --------     -------  -------
              INTEREST ONLY
            RECEIVABLES POOLS
            -----------------
                 96-1 (3)                  $  15,320  $   23,068    $    887   $  2,242     $   624  $   672
                 97-1 (3)                     19,081      28,272       1,260      3,484         999    1,081
                 97-2 (3)                     25,226      39,631       1,374      3,377       1,492    1,502
                 98-1 (3)                     44,060      68,451       2,365      4,097       2,246    2,384
                                           ---------  ----------    --------   --------     -------  -------
Total securitized equity lines of credit     103,687     159,422       5,886     13,200       5,361    5,639
Bank owned equity lines of credit             65,971      71,325       2,054      4,836         454    1,998
                                           ---------  ----------    --------   --------     -------  -------
Total managed equity lines of credit       $ 169,658  $  230,747    $  7,940   $ 18,036     $ 5,815  $ 7,737
                                           =========  ==========    ========   ========     =======  =======


     (1)  Loans 60 days or more past due based upon end of period total loans.

     (2) Net credit losses are net charge-offs for the year ended December 31, 2000 and from the Avondale merger date for the year ended December 31, 1999.

     (3)  Represents principal amount of loans underlying each securitization.

NOTE 8.     PREMISES AND EQUIPMENT

Premises and equipment consist of:


                                   DECEMBER 31,
                                   ------------
                                2000        1999
                              --------    --------

Land and land improvements    $  3,381    $  3,425
Buildings and improvements      11,351       9,516
Furniture and equipment          9,179       8,186
                              --------    --------
                                23,911      21,127
Accumulated depreciation        (8,446)     (5,823)
                              --------    --------

Premises and equipment, net   $ 15,465    $ 15,304
                              ========    ========


Depreciation on premises and equipment totaled $2,642,000, $2,170,000 and $1,817,000 for the years ended December 31, 2000, 1999 and 1998.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 9.     INTANGIBLES

Intangibles consist of the following as of December 31,:


                                         2000
                           --------------------------------
                           CORE DEPOSIT  GOODWILL     TOTAL
                           ------------  --------     -----
Cost                         $13,862     $17,195     $31,057
Accumulated amortization      11,597       4,994      16,591
                             -------     -------     -------
                             $ 2,265     $12,201     $14,466
                             =======     =======     =======
                                         1999
                           --------------------------------
                           CORE DEPOSIT  GOODWILL     TOTAL
                           ------------  --------     -----

Cost                         $13,862     $17,039     $30,901
Accumulated amortization      10,474       4,162      14,636
                             -------     -------     -------
                             $ 3,388     $12,877     $16,265
                             =======     =======     =======


The amount included in deferred tax liabilities which pertains to the core deposit intangible is approximately $792,000 and $1,186,000 at December 31, 2000 and 1999, respectively.

NOTE 10.     DEPOSITS

The composition of deposits is as follows:

                                                DECEMBER 31,
                                                ------------
                                            2000            1999
                                         ----------     ----------
Demand deposits, noninterest bearing     $  157,237     $  145,059
NOW and money market accounts               179,324        167,012
Savings deposits                            131,025        150,126
Time certificates, $100,000 or more         313,181        192,132
Other time certificates                     288,497        281,746
                                         ----------     ----------
        TOTAL                            $1,069,264     $  936,075
                                         ==========     ==========


At December 31, 2000, time certificates, $100,000 or more included $144,112,000 of brokerage deposits. There were no brokerage deposits at December 31, 1999.

At December 31, 2000, the scheduled maturities of time certificates are as follows:


2001     $ 462,371
2002       103,623
2003        16,819
2004        16,067
2005         2,798
         ---------
         $ 601,678
         =========


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 11.     SHORT-TERM BORROWINGS

Short-term borrowings consisted of:


                                                                                DECEMBER 31,
                                                                                ------------
                                                                             2000         1999
                                                                           --------     --------
Federal funds purchased                                                    $ 30,425     $ 56,000
Securities sold under agreement to repurchase                                60,788       55,681
U.S. Treasury demand notes                                                    2,801        2,888
Federal Home Loan Bank advances due January 31, 2001, 6.88 fixed rate         5,000        5,000
Federal Home Loan Bank advances due February 28, 2001, 6.68 fixed rate       50,000       50,000
Federal Home Loan Bank advances due March 05, 2001, variable rate            20,000       20,000
Federal Home Loan Bank advances due April 26, 2001, variable rate            50,000       50,000
Federal Home Loan Bank advances due June 13, 2001, variable rate             20,000           --
Correspondent bank line of credit of $15.0 million                           10,600        5,000
                                                                           --------     --------
                                                                           $249,614     $244,569
                                                                           ========     ========


Federal Home Loan Bank advances are fixed term except the advance due April 26, 2001 which is callable. The Federal Home Loan Bank advances are collateralized by unpledged U.S. Treasury and U.S. Government agencies securities, first mortgages of residential real estate and Federal Home Loan Bank stock.

NOTE 12.     LONG-TERM BORROWINGS

The Company had notes payable to banks totaling $5,793,000 and $6,895,000 at December 31, 2000 and 1999 which accrue interest at rates ranging from 6.30% to 8.83% and require aggregate monthly payments of $374,965, including interest at various dates through July 5, 2005. Equipment included in lease investments, with a December 31, 2000 and 1999 depreciated cost of $8,128,000 and $8,813,000, is pledged as collateral on these notes.

In July 1998, the Company issued $25,000,000 in floating rate Preferred Capital Securities ("Capital Securities") through Coal City Capital Trust I ("Trust"), a statutory business trust and wholly owned subsidiary of the Company. The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 180 basis points. The effective rate at December 31, 2000 was 8.54%. Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points, the three month LIBOR rate effective at December 31, 2000 was 6.74%) Junior Subordinated Deferrable Interest Debentures ("Debentures") issued by the Company which represents all of the assets of the Trust. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances. At December 31, 2000 and 1999 $25,000,000 in Capital Securities were outstanding.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 12.     LONG-TERM BORROWINGS (CONTINUED)

At December 31, 2000 and 1999, the Company had advances from the Federal Home Loan Bank of $803,000. The advances mature on June 8, 2003 and interest on the advances is stated at 2.50%. Certain securities with a carrying amount of approximately $564,000 were pledged as collateral for the Federal Home Loan Bank advances, at December 31, 2000.

The principal payments are due as follows during the years ending December 31,

                       AMOUNT
                     ----------
2001                 $    2,741
2002                      1,415
2003                      1,707
2004                        586
2005                        147
Thereafter               25,000
                     ----------
                     $   31,596
                     ==========


NOTE 13.     LEASE COMMITMENTS AND RENTAL EXPENSE

The Company leases office space for certain branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows:


                                       NET
                                      RENTS
                                    --------

2001                                $  1,006
2002                                     658
2003                                     548
2004                                     523
2005                                     494
Thereafter                             1,536
                                    --------
                                    $  4,765
                                    ========


Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain of these leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2000, 1999 and 1998 amounted to $2,100,000, $1,800,000 and $483,000, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 14.     EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan which covers all full-time employees who have completed three months of service prior to the first day of each month. The Company's contributions consist of a discretionary profit-sharing contribution and a discretionary matching contribution of the amounts contributed by the participants. The Company's contributions are determined by the Board of Directors on an annual basis.

During 2000, the Company contributed on behalf of each participant a matching contribution equal to 50% of each participant's contribution up to a maximum of 4% of their compensation along with a profit sharing contribution of 4% of total compensation. Each participant under the plan may also contribute up to 15% of his/her compensation on a pretax basis. The Company's contributions to the plan, for the years ended December 31, 2000, 1999, and 1998, were $681,533, $320,200, and $635,000, respectively. In addition, during 1999, the Company continued to maintain the Avondale Federal Savings Bank 401(k) plan and contributed on behalf of each participant under the Avondale Federal Savings Bank plan a matching contribution equal to 50% for the first 2% of the participant's contribution and 25% for the next 4% of the participant's contribution up to a maximum of $500. Each participant under the Avondale Federal Savings Bank plan, which was merged into the Company's 401(k) plan on January 1, 2000, could also contribute 15% of his/her compensation on a pretax basis. The Company's contribution to the Avondale Federal Savings Bank plan for the year ended December 31, 1999 was $109,500.

A supplemental/nonqualified retirement plan covers employees who hold the position of vice president or higher. Contributions to the plan were $66,000, $75,000 and $60,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 15.     INCOME TAXES

The deferred taxes consist of:


                                             DECEMBER 31,
                                             ------------
                                          2000          1999
                                        --------      --------
Deferred tax assets:
   Securities available for sale        $  1,789      $  1,994
   Allowance for loan losses               4,843         4,155
   Interest only receivables               1,805         1,203
   Deferred compensation                   1,019           998
   Accrued expenses                           24         1,078
   Net operating loss carryforwards        2,857         2,957
   Other items                               191           244
                                        --------      --------
                                          12,528        12,629
                                        --------      --------
Deferred tax liabilities:
   Securities discount accretion            (618)         (492)
   Loans                                    (262)         (360)
   Lease investments                      (2,826)       (2,588)
   Premises and equipment                 (1,106)         (143)
   Core deposit intangible                  (792)       (1,186)
   Interest only receivables                (295)          (90)
   Other items                              (395)         (284)
                                        --------      --------
                                          (6,294)       (5,143)
                                        --------      --------

           NET DEFERRED TAX ASSET       $  6,234      $  7,486
                                        ========      ========


Net operating loss carryforwards were acquired through the Avondale merger and expire in 2012.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 15.     INCOME TAXES (CONTINUED)

Income taxes consist of:

                       YEARS ENDED DECEMBER 31,
                     ----------------------------
                      2000       1999       1998
                     ------     ------     ------

Current expense:
   Federal           $4,089     $2,114     $3,351
   State                 --          6         96
                     ------     ------     ------
                      4,089      2,120      3,447
Deferred expense        842      2,692        158
                     ------     ------     ------
                     $4,931     $4,812     $3,605
                     ======     ======     ======


The reconciliation between the statutory federal income tax rate and the effective tax rate on consolidated income follows:

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                               2000         1999         1998
                                               ----         ----         ----
Income tax at statutory rate                   35.0%        35.0%        35.0%
Increase (decrease) due to:
   Graduated tax rates                         (0.7)        (0.7)        (0.9)
   Tax exempt income                           (0.4)        (0.5)        (0.6)
   Nondeductible interest expense               0.1           --          0.1
   Nondeductible amortization                   1.8          1.9          3.5
   Nonincludable increase in cash
     surrender value of life insurance         (3.6)          --           --
   Other items, net                            (2.4)        (3.1)        (0.9)
                                               ----         ----         ----
Effective income tax rate                      29.8%        32.6%        36.2%
                                               ====         ====         ====


NOTE 16.     COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

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

At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                 CONTRACT AMOUNT
                                                2000         1999
                                               --------     --------
Commitments to grant loans                     $230,853     $189,898
Unfunded commitments under lines of credit       57,115       39,140
Commercial and standby letters of credit         19,375       13,949


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 16. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES (CONTINUED)

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

CONCENTRATIONS OF CREDIT RISK: The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area. Investments in securities issued by states and political subdivisions also involve governmental entities within the Company's market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

CONTINGENCIES: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

NOTE 17.     REGULATORY MATTERS

The Company's primary source of cash is dividends from Manufacturers Bank. Manufacturers Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The dividends declared cannot be in excess of the amount which would cause Manufacturers Bank to fall below the minimum required for capital adequacy purposes. Manufacturers Bank also has an internal policy that dividends declared will not be in excess of the amounts which would cause Manufacturers Bank to fall below the minimum required to be categorized as well capitalized.

The Company and Manufacturers Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and Manufacturers Bank's assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The Company's and Manufacturers Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Manufacturers Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and Manufacturers Bank meet all capital adequacy requirements to which they are subject as of December 31, 2000.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 17.     REGULATORY MATTERS (CONTINUED)

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized Manufacturers Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Manufacturers Bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below. There are no conditions or events since that notification that management believes have changed Manufacturers Bank's categories.

The required and actual amounts and ratios for the Company and Manufacturers Bank are presented below:


                                                                                                TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                          FOR CAPITAL        PROMPT CORRECTIVE
                                                    ACTUAL             ADEQUACY PURPOSES     ACTION PROVISIONS
                                              -----------------------------------------------------------------
                                              AMOUNT       RATIO      AMOUNT        RATIO    AMOUNT       RATIO
                                              ------       -----      ------        -----    ------       -----

As of December 31, 2000
Total capital (to risk-weighted assets):
       MB Financial, Inc.                    $ 119,682      9.60%     $   99,749      8.00%   $   N/A        N/A%
       Manufacturers Bank                      129,342     10.38          99,675      8.00     124,593     10.00
Tier 1 capital (to risk-weighted assets):
       MB Financial, Inc.                      105,845      8.49          49,874      4.00         N/A       N/A
       Manufacturers Bank                      115,505      9.27          49,837      4.00      74,756      6.00
Tier 1 capital (to average assets):
       MB Financial, Inc.                      105,845      7.38          57,365      4.00         N/A       N/A
       Manufacturers Bank                      115,505      8.06          57,304      4.00      71,630      5.00

As of December 31, 1999
Total capital (to risk-weighted assets):
       MB Financial, Inc.                      105,291     10.01          84,134      8.00         N/A       N/A
       Manufacturers Bank                      108,506     10.34          83,978      8.00     104,972     10.00
Tier 1 capital (to risk-weighted assets):
       MB Financial, Inc.                       93,094      8.85          42,067      4.00         N/A       N/A
       Manufacturers Bank                       96,309      9.17          41,989      4.00      62,983      6.00
Tier 1 capital (to average assets):
       MB Financial, Inc.                       93,094      7.47          49,841      4.00         N/A       N/A
       Manufacturers Bank                       96,309      7.74          49,797      4.00      62,246      5.00


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

      SECURITIES AVAILABLE FOR SALE: Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of comparable instruments.

      STOCK IN FEDERAL HOME LOAN BANK: No ready market exists for the stock, and it has no quoted market value. The stock is redeemable at par; therefore; fair value equals cost.

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

      INTEREST ONLY RECEIVABLES: For interest-only receivables, cash flows are projected over the life of the securitized loans using prepayment, delinquency, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. These cash flows are then discounted using an interest rate that a purchaser unrelated to the seller of such financial instruments would demand.

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

      OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's off-balance-sheet lending commitments (guarantees, letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 18.     FAIR VALUE INFORMATION AND INTEREST RATE RISK (CONTINUED)

The estimated fair value of financial instruments is as follows:

                                                                  DECEMBER 31,
                                                                  ------------
                                                        2000                           1999
                                                        ----                           ----
                                                CARRYING                     CARRYING
                                                 AMOUNT       FAIR VALUE      AMOUNT         FAIR VALUE
                                                 ------       ----------      ------         ----------

Financial Assets
   Cash and due from banks                     $   31,989     $   31,989     $   29,420     $   29,420
   Other interest bearing deposits                  2,300          2,300          1,487          1,487
   Securities available for sale                  233,063        233,063        271,313        271,313
   Stock in Federal Home Loan Bank                  7,290          7,290          6,290          6,290
   Loans                                        1,043,326      1,040,785        890,929        889,869
   Accrued interest receivable                     10,298         10,298          8,146          8,146
   Interest only receivables                       10,538         10,538         13,821         13,821

Financial Liabilities
   Deposits                                     1,069,264      1,069,464        936,075        931,016
   Short-term borrowings                          249,614        249,614        244,569        244,569
   Long-term borrowings                            31,596         31,596         32,698         32,649
   Accrued interest payable                         5,645          5,645          2,461          2,461

Off-balance-sheet instruments,
   loan commitments and standby letters of
   credit                                              --             --             --             --


NOTE 19.     STOCK OPTION PLAN

Through the Avondale merger, the Company adopted the Omnibus Incentive Plan of Avondale (the "Plan") which was established in 1997 and modified February 10, 1999. Options outstanding under the Company's previous plan adopted in 1995 were transferred to the Plan with the number of options and exercise prices being converted using a ratio of 83.5 to 1. The Plan reserves 1,000,000 shares of common stock for issuance to key employees of the Company or any of its subsidiaries. A grant under the Plan may be options intended to be incentive stock options ("ISO"), non-qualified stock options ("NQSO"), stock appreciation rights or restricted stock. A committee, appointed by the Board of Directors, administers the Plan.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 19.     STOCK OPTION PLAN (CONTINUED)

Options granted under the Plan may be exercised at such times and be subject to such restrictions and conditions as the committee shall in each instance approve, which may not be the same for each grant. Each option granted shall expire at such time as the committee shall determine at the time of grant; provided, however, that no option shall be exercisable later than the fifteenth anniversary date of its grant (ten years if an ISO). The option price for each grant of an option shall be determined by the committee, provided that the option price shall not be less than 100% of the fair market value of a share on the date the option is granted. In the event any holder of 10% or more of the shares is granted an incentive stock option, the option price shall not be less than 110% of the fair market value of a share on the date of grant. At December 31, 2000 and 1999, there were 841,767 and 748,434, respectively, outstanding options under the Plan. There were no stock appreciation rights or restricted shares outstanding as of December 31, 2000 and 1999.

Other pertinent information related to the Plan options is as follows:


                                                       DECEMBER 31,
                                     -----------------------------------------------
                                             2000                      1999
                                     ---------------------     ---------------------
                                                  WEIGHTED                  WEIGHTED
                                                  AVERAGE                   AVERAGE
                                                  EXERCISE                  EXERCISE
                                     SHARES        PRICE       SHARES        PRICE
                                     -------     ---------     -------     ---------
Outstanding at beginning of year     748,434     $   14.66     133,016     $   11.46
Granted                              202,621         12.24     207,990         13.60
Exercised                                 --            --          --            --
Forfeited                            109,288         14.97      15,600         13.60
Options acquired through merger           --            --     423,028         16.15
                                     -------     ---------     -------     ---------
Outstanding at end of year           841,767     $   14.04     748,434     $   14.66
                                     =======     =========     =======     =========
Exercisable at end of year           536,004     $   14.76     564,656     $   14.98
                                     =======     =========     =======     =========
Weighted average fair value per
    option of options granted
    during the year                 $   6.56                $    7.70
                                    ========                =========


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 19.     STOCK OPTION PLAN (CONTINUED)

The following table presents certain information with respect to stock options granted:

                                    OPTIONS OUTSTANDING AND EXERCISABLE
                                    -----------------------------------
                                           WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                NUMBER        REMAINING           EXERCISE
Range of Exercise Prices     OUTSTANDING   CONTRACTUAL LIFE         PRICE
------------------------     -----------   ----------------         -----
$10.36 - $12.93                158,928         7.10              $ 11.53
$13.25 - $14.38                236,843         4.45                14.28
$16.00 - $17.38                 51,871         3.45                17.10
$19.35 - $22.28                 88,362         3.16                20.51


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

                                                 DECEMBER 31,
                                        -----------------------------
                                          2000        1999      1998
                                        --------    -------   -------

Net income
   As reported                          $ 11,605    $ 9,954   $ 6,255
   Pro forma                              11,192      9,270     6,105
Basic earnings per common share
   As reported                          $   1.64    $  1.51   $  1.26
   Pro forma                                1.58       1.41      1.23
Diluted earnings per common share
   As reported                          $   1.64    $  1.51   $  1.25
   Pro forma                                1.58       1.41      1.22


In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the binomial method, with the following weighted-average assumptions for December 31, 2000, December 31, 1999 and December 31, 1998, respectively: risk-free interest rate of 6.0%, 6.2% and 6.2% and an expected price volatility of 31%, 37% and 37%. Weighted average assumptions for all years presented were 0% for the dividend rate and 10 years for the expected life.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 20.     CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

                                 BALANCE SHEETS


                                                         DECEMBER 31,
                                                         ------------
                                                     2000          1999
                                                   --------     --------
ASSETS
Cash                                               $    408     $  1,274
Investments in subsidiaries                         125,060      106,553
Other assets                                          2,222        1,863
                                                   --------     --------
    TOTAL ASSETS                                   $127,690     $109,690
                                                   ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                              $ 10,600     $  5,000
Long-term borrowings                                 25,000       25,000
Liabilities, other                                      349          312
Stockholders' equity                                 91,741       79,378
                                                   --------     --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $127,690     $109,690
                                                   ========     ========


                              STATEMENTS OF INCOME

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
Dividends from subsidiaries                            $  1,100      $  1,000      $  2,888
Interest and other income                                    --            --         4,660
Interest and other expense                               (3,292)       (2,411)       (1,902)
                                                       --------      --------      --------
    INCOME (LOSS) BEFORE INCOME TAX EXPENSE
      (CREDITS) AND EQUITY IN UNDISTRIBUTED
      NET INCOME OF SUBSIDIARIES                         (2,192)       (1,411)        5,646
Income tax expense (credits)                             (1,204)         (921)          870
                                                       --------      --------      --------
    INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
      NET INCOME OF SUBSIDIARIES                           (988)         (490)        4,776
Equity in undistributed net income of subsidiaries       12,593        10,444         1,479
                                                       --------      --------      --------

    NET INCOME                                         $ 11,605      $  9,954      $  6,255
                                                       ========      ========      ========


MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABLE AMOUNTS IN THOUSANDS EXCEPT COMMON SHARE DATA)

NOTE 20.     CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                                   2000        1999        1998
                                                                 --------    --------    --------

Cash Flows From Operating Activities
  Net income                                                     $ 11,605    $  9,954    $  6,255
  Adjustments to reconcile net income to net cash (used in)
    operating activities:
  Depreciation and amortization                                      (248)       (214)          1
  Equity in undistributed net income of subsidiaries              (12,593)    (10,444)     (1,479)
  Gain on sale of Coal City National Bank                              --          --      (4,099)
  Change in other assets and other liabilities                        (74)        (59)     (1,358)
                                                                 --------    --------    --------
    NET CASH (USED IN) OPERATING ACTIVITIES                        (1,310)       (763)       (680)
                                                                 --------    --------    --------

  Cash Flows From Investing Activities
  Sale of interest in grantor trust                                    --          --         309
  Cash received from subsidiary for preferred stock redemption         --          --       2,000
  Purchase of minority interests                                     (156)         --      (2,328)
  Proceeds from sale of Coal City National Bank                        --          --       7,800
  Cash received from Avondale Merger                                   --         359          --
                                                                 --------    --------    --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (156)        359       7,781
                                                                 --------    --------    --------
Cash Flows From Financing Activities
  Purchase and retirement of common stock                              --          (1)       (659)
  Purchase and retirement of preferred stock                           --          --     (10,200)
  Dividends paid                                                       --          --      (1,085)
  Contributed capital in excess of par to subsidiary               (5,000)         --          --
  Proceeds from short-term borrowings                               5,600       5,000          --
  Proceeds from long-term borrowings                                   --       1,000      28,700
  Principal paid on long-term borrowings                               --      (4,500)    (24,009)
                                                                 --------    --------    --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               600       1,499      (7,253)
                                                                 --------    --------    --------
    NET INCREASE (DECREASE) IN CASH                                  (866)      1,095        (152)

Cash:
  Beginning                                                         1,274         179         331
                                                                 --------    --------    --------
  Ending                                                         $    408    $  1,274    $    179
                                                                 ========    ========    ========


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS - The information with respect to Directors set forth under "Directors and Executive Management" up to the sub-caption "Executive Officers" in the Company's proxy statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

     EXECUTIVE OFFICERS - The information with respect to Executive Officers set forth under the sub-caption "Executive Officers" under "Directors and Executive Management" in the Proxy Statement is incorporated herein by reference.

     Compliance with Section 16(a) of the Exchange Act - The information set forth under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance" under "Directors and Executive Management" in the Proxy Statement is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

     The information set forth under "Directors and Executive Management" in the Proxy Statement following the sub-caption "Meetings and Committees of the Board of Directors" up to the sub-caption "Certain Transactions" (excluding the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance") is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Securities and Certain Holders Thereof" in the Proxy Statement is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the sub-caption "Certain Transactions" under "Directors and Executive Management" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a).1 Financial Statements: See Part II--Item 8. Financial Statements and Supplementary Data

     (a).2 Financial Statement Schedule.

     (a).3 Exhibits:  See Item 14(c).

     (b) Reports on Form 8-K:  None

     (c) Exhibits:


EXHIBIT
 NUMBER                           DESCRIPTION
 ------                           -----------
2.1      Agreement and Plan of Merger, dated as of October 12, 1998, by and between Avondale Financial Corp. ("Avondale") and Coal City Corporation
         (incorporated by reference to Exhibit 2 to Current Report on Form 8-K of MB Financial, Inc. (the "Company") filed with the Securities and
         Exchange Commission on October 16, 1998 (No. 0-24566)). The Company
         hereby agrees to furnish supplementally to the Commission, upon request, copies of any schedule to such agreement.

2.2 Agreement and Plan of Merger, dated February 8, 2001, by and among the Company, Manufacturers National Corporation, Manufacturers Bank, FSL
         Holdings, Inc. and First Savings & Loan Association of South Holland.
         The Company hereby agrees to furnish supplementally to the Commission, upon request, copies of any schedule to such agreement.

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 of the Company
         (No. 33-80774))

3.2      Certificate of Merger of Avondale and Coal City Corporation
         (incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of the Company dated February 26, 1999 (No. 0-24566))

3.3      Certificate of Amendment of Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K of the Company dated February 26, 1999 (No. 0-24566))

3.4 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 of the Company (No. 33-80774))

3.5 Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3(iii) to the Current Report on Form 8-K of the Company dated
         February 26, 1999 (No. 0-24566))

4.1      Specimen Common Stock Certificate

4.2 The Company hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Company and its consolidated subsidiaries.

EXHIBIT
 NUMBER                           DESCRIPTION
 ------                           -----------
10.1     Employment Agreement between the Company and Robert S. Engelman, Jr.
         (incorporated by reference to Exhibit 10.2 to the Registration
         Statement on Form S-4 of the Company (No. 333-70017))

10.2     Form of Change of Control Severance Agreement between Manufacturers
         Bank and Thomas Panos and Others (incorporated by reference to pages
         A-24 to A-27 of the Company's Definitive Proxy Statement for its 1999
         Annual Meeting of Stockholders (No. 0-24566))

10.3     Form of Change in Control Severance Agreement between Manufacturers
         Bank and Howard A. Jaffe (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of the Company (No. 333-70017))

10.4     Form of Employment Agreement between the Company and Mitchell Feiger
         (incorporated by reference to Exhibit 10.5 to the Registration
         Statement on Form S-4 of the Company (No. 333-70017)

10.5     Form of Employment Agreement between the Company and Burton Field
         (incorporated by reference to Exhibit 10.5 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2000 (No. 0-24566))

10.6     1995 Stock Option and Incentive Plan (incorporated by reference to
         Exhibit 4.3 to the Registration Statement on Form S-8 of the Company
         (No. 33-98860))

10.7     Recognition and Retention Plan (incorporated by reference to Exhibit
         4.3 to the Registration Statement on Form S-8 of the Company (No.
         33-98862))

10.8     Avondale Federal Savings Bank 401(k) Plan (incorporated by reference to
         Exhibit 4.3 to the Registration Statement on Form S-8 of the Company
         (No. 333-4592))

10.9     Unfunded Deferred Compensation Plan for Directors and Executive
         Officers (incorporated by reference to Exhibit 99 to Avondale Financial
         Corp.'s Annual Report on Form 10-K for the year ended December 31, 1995
         (No. 0-24566))

10.10    Omnibus Plan (incorporated by reference to Exhibit 10.1 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1996 (No. 0-24566))

10.11 Supplemental Executive Retirement Plan Agreement (incorporated by reference to Exhibit 10.2 to Avondale's Annual Report on Form 10-K for the year ended December 31, 1996 (No. 0-24566))

21       Subsidiaries

23       Consent of McGladrey & Pullen, LLP

24 Power of Attorney executed by directors and certain officers of the Company


(d) The financial statement schedules are filed (as a separate section of this report).

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

MB FINANCIAL, INC.
(registrant)

By:     /s/  Mitchell Feiger
        ---------------------
        Mitchell Feiger
        President and Chief Executive Officer
        (Principal Executive Officer)

Date:  March 21, 2001

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                      TITLE
              ---------                                      -----

/s/   Mitchell Feiger                   Director, President and Chief Executive Officer
----------------------------------       (Principal Executive Officer), March 21, 2001
       MITCHELL FEIGER


/s/   Jill E. York                            Vice President and Chief Financial Officer
----------------------------------      (Principal Financial Officer and Principal Accounting
       JILL E. YORK                                   Officer), March 21, 2001

/s/   Robert S. Engelman, Jr. *          Director                                                   )  March 21, 2001
----------------------------------                                                                  )
       ROBERT S. ENGELMAN, JR.                                                                      )
                                                                                                    )
/s/   R. Thomas Eiff *                   Director                                                   )
----------------------------------                                                                  )
       R. THOMAS EIFF                                                                               )
                                                                                                    )
/s/   Alfred Feiger *                    Director                                                   )
----------------------------------                                                                  )
       ALFRED FEIGER                                                                                )
                                                                                                    )
/s/   Burton J. Field *                  Director                                                   )
----------------------------------                                                                  )
       BURTON J. FIELD                                                                              )
                                                                                                    )
/s/   Lawrence E. Gilford *              Director                                                   )
----------------------------------                                                                  )
       LAWRENCE E. GILFORD                                                                          )
                                                                                                    )
/s/   Richard I. Gilford *               Director                                                   )
----------------------------------                                                                  )
       RICHARD I. GILFORD                                                                           )
                                                                                                    )
/s/   David L. Husman *                  Director                                                   )
----------------------------------                                                                  )
       DAVID L. HUSMAN                                                                              )
                                                                                                    )
/s/   Arthur L. Knight, Jr. *            Director                                                   )
----------------------------------                                                                  )
       ARTHUR L. KNIGHT, JR.                                                                        )
                                                                                                    )
/s/   Peter G. Krivkovich *              Director                                                   )
----------------------------------                                                                  )
       PETER G. KRIVKOVICH                                                                          )
                                                                                                    )
/s/   Clarence Mann *                    Director                                                   )
----------------------------------                                                                  )
       CLARENCE MANN                                                                                )
                                                                                                    )
/s/   Hipolito Roldan *                  Director                                                   )
----------------------------------                                                                  )
       HIPOLITO ROLDAN                                                                              )
                                                                                                    )
*By:  /s/ Mitchell Feiger                Individually and Attorney-in-Fact                          )


                       MB FINANCIAL, INC. AND SUBSIDIARIES

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  EXHIBIT INDEX


 EXHIBITS                                                                 PAGE
 --------                                                                 ----
    2.2       Agreement and Plan of Merger, dated February 8, 2001
                by and among the Company, Manufacturers National
                Corporation, Manufacturers Bank, FSL Holdings, Inc.
                and First Savings & Loan Association of South
                Holland                                                     83
   4.1        Specimen Common Stock Certificate                            134
   21         Subsidiaries of the Company                                  135
   23         Consent of Independent Accountants                           136
   24         Power of Attorney executed by the directors and certain
               officers of the Company                                     137
