Form 10-Q
period 2001-03-31
MB FINANCIAL INC
filed 2001-05-14
CIK 908143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission file number 0-24566

MB FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3895923 (I.R.S. Employer Identification No.)

1200 North Ashland Avenue, Chicago, Illinois 60622
(Address of principal executive offices)

Registrant's telephone number, including area code: (773) 645-7866

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of May 14, 2001.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2001

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2001, December 31, 2000 and March 31, 2000	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5
	Notes to Unaudited Consolidated Financial Statements	6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
PART II.	OTHER INFORMATION
	Signatures	21

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements

MB FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

At March 31, 2001, December 31, 2000 and March 31, 2000
(Unaudited)
(Statement Amounts in Thousands)

	March 31, 2001	December 31, 2000	March 31, 2000
ASSETS
Cash and due from banks	$27,386	$31,989	$21,994
Other interest bearing deposits	2,456	2,300	1,907
Investment securities available for sale	213,960	233,063	266,750
Stock in Federal Home Loan Bank	4,540	7,290	7,290
Loans (net of allowance for loan losses of $16,129 at March 31, 2001, $13,837 at December 31, 2000 and $12,248 at March 31, 2000)	1,107,957	1,043,326	916,319
Lease investments, net	51,077	45,344	38,408
Premises and equipment, net	15,229	15,465	15,251
Cash surrender value of life insurance	32,226	31,703	30,162
Interest only receivables	8,496	10,538	13,785
Intangibles, net	14,033	14,466	15,935
Other assets	20,630	22,764	29,621

Total assets	$1,497,990	$1,458,248	$1,357,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$141,762	$157,237	$141,488
Interest bearing	923,480	912,027	815,434

Total deposits	1,065,242	1,069,264	956,922
Short-term borrowings	289,554	249,614	267,671
Long-term borrowings	31,742	31,596	32,403
Other liabilities	15,022	16,033	18,977

Total liabilities	1,401,560	1,366,507	1,275,973

Stockholders' Equity
Common stock ($0.01 par value; authorized 20,000,000 shares; issued 7,064,515 shares)	71	71	71
Additional paid-in capital	50,656	50,656	50,656
Retained earnings	46,766	43,791	34,873
Accumulated other comprehensive loss	(1,063)	(2,777)	(4,151)

Total stockholders' equity	96,430	91,741	81,449

Total liabilities and stockholders' equity	$1,497,990	$1,458,248	$1,357,422

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Statement Amounts in Thousands, except Common Share Data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Interest Income:
Loans	$23,093	$19,010
Investment securities:
Taxable	4,133	4,494
Nontaxable	71	79
Other interest bearing accounts	29	23

Total interest income	27,326	23,606

Interest expense:
Deposits	11,582	8,464
Short-term borrowings	4,081	3,625
Long-term borrowings	639	636

Total interest expense	16,302	12,725

Net interest income	11,024	10,881
Provision for loan losses	750	750

Net interest income after provision for loan losses	10,274	10,131

Other income:
Loan service fees	666	774
Deposit service fees	891	832
Lease financing, net	513	303
Increase in cash surrender value of life insurance	523	162
Other operating income	437	701

	3,030	2,772

Other expense:
Salaries and employee benefits	4,739	4,790
Occupancy and equipment expense	1,620	1,655
Intangibles amortization expense	433	484
Advertising and marketing expense	447	405
Other operating expense	1,704	1,627

	8,943	8,961

Income before income taxes	4,361	3,942
Income taxes	1,386	1,255

Net income	2,975	2,687

Other comprehensive income (loss)	1,714	(616)

Comprehensive income	$4,689	$2,071

Common share data:
Basic earnings per common share	$0.42	$0.38
Diluted earnings per common share	$0.42	$0.38
Weighted average common shares outstanding	7,064,515	7,064,515

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Statement Amounts in Thousands)

	Three Months Ended March 31,
	2001	2000
Cash Flows From Operating Activities
Net income	$2,975	$2,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,889	3,334
Gain on disposal of premises and equipment and leased equipment	(63)	—
Amortization of intangibles	433	484
Provision for loan losses	750	750
Provision (credit) for deferred income taxes	357	(426)
Bond accretion, net	(55)	(38)
Increase in cash surrender value of life insurance	(523)	(162)
(Increase) decrease in other assets	1,063	(2,409)
Increase (decrease) in other liabilities	(1,011)	2,697

Net cash provided by operating activities	7,815	6,917

Cash Flows From Investing Activities
Proceeds from maturities and calls of securities available for sale	21,199	5,675
Purchase of securities available for sale	—	(2,054)
Proceeds from redemption of stock in Federal Home Loan Bank	2,750	—
Purchase of stock in Federal Home Loan Bank	—	(1,000)
Net increase in other interest bearing deposits	(156)	(420)
Increase in loans, net of principal collections	(65,528)	(26,458)
Purchases of premises and equipment and leased equipment	(9,274)	(3,754)
Principal collected (paid) on lease investments	(112)	99
Purchase of minority interests	—	(154)
Purchase of life insurance	—	(30,000)
Proceeds received from interest only receivables	2,639	69

Net cash used in investing activities	(48,482)	(57,997)

Cash Flows From Financing Activities
Net decrease in noninterest bearing deposits	(15,475)	(3,571)
Net increase in interest bearing deposits	11,453	24,418
Net increase in short-term borrowings	39,940	23,102
Proceeds from long-term borrowings	146	—
Principal paid on long-term borrowings	—	(295)

Net cash provided by financing activities	36,064	43,654

Net decrease in cash and due from banks	$(4,603)	$(7,426)
Cash and due from banks:
Beginning	31,989	29,420

Ending	$27,386	$21,994

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$22,994	$8,188
Other interest paid	5,026	2,198
Income taxes paid, net of refunds	1,000	—
Real estate acquired in settlement of loans	$147	$319

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

    The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements.

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

2. MERGERS

    On April 20, 2001, the Company and MidCity Financial Corporation ("MidCity Financial") announced that they had agreed to combine in a merger, pursuant to an Agreement and Plan of Merger dated as of April 19, 2001, (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company and MidCity Financial will be merged into a newly formed company, which will assume the name "MB Financial, Inc." Holders of MB Financial common stock before the transaction will receive one share of common stock of the new company for each share held prior to the transaction. Each share of MidCity Financial common stock will be exchanged for 230.32955 shares of common stock of the new company. The transaction is expected to be accounted for as a pooling-of-interests. Consummation of the transaction is subject to a number of conditions, including adoption of the Merger Agreement by the stockholders of the Company and MidCity Financial, receipt of the requisite approvals from bank regulatory authorities, receipt of opinions as to the tax treatment of the transaction and certain other conditions.

    On February 8, 2001, the Company and its subsidiaries, Manufacturers National Corporation and Manufacturers Bank, and FSL Holdings ("FSL") and its subsidiary, First Savings & Loan Association of South Holland ("Association"), entered into an Agreement and Plan of Merger pursuant to which Manufacturers National Corporation will merge into FSL, which will survive the merger as a wholly-owned subsidiary of the Company and each shareholder of FSL will be paid $165 a share for each share of common stock held by such shareholder (for an aggregate consideration of $41.3 million). The acquisition will be funded through a combination of cash acquired through the acquisition and borrowings. Consummation of the merger is subject to certain conditions, including certain regulatory approvals of the merger agreement by the shareholders of FSL. Subject to the foregoing conditions, the merger is expected to occur in the second quarter of 2001.

    On February 26, 1999, Coal City, the holding company for Manufacturers Bank, was merged with and into Avondale, the holding company for Avondale Federal Savings Bank ("Avondale merger"). The resulting entity was renamed MB Financial, Inc. Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank.

3. EARNINGS PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
Basic:
Net income	$2,975	$2,687
Average shares outstanding	7,064,515	7,064,515

Basic earnings per share	$0.42	$0.38

Diluted:
Net income	$2,975	$2,687
Average shares outstanding	7,064,515	7,064,515
Net effect of dilutive stock options	88,060	—

Total	7,152,575	7,064,515

Diluted earnings per share	$0.42	$0.38

4. RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective January 1, 2001. The Company adopted SFAS 133 and management does not believe implementation of this standard will have a material impact on the Company's financial statements.

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

5. LONG-TERM BORROWINGS

    At March 31, 2001 and 2000, long-term borrowings included $25.0 million in floating rate Preferred Capital Securities ("Capital Securities") through Coal City Capital Trust I ("Trust"), a statutory business trust and wholly owned subsidiary of the Company. The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 180 basis points. The effective rate at March 31, 2001 was 6.90%. Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points, the three month LIBOR rate effective at March 31, 2001 was 5.10%) Junior Subordinated Deferrable Interest Debentures ("Debentures") issued by the Company which represents all of the assets of the Trust. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

  Results of Operations

    The Company had net income of $3.0 million for the first quarter of 2001 compared to $2.7 million for the first quarter of 2000. Net interest income, the largest component of net income, was $11.0 million for the three months ended March 31, 2001 and $10.9 million for the same period in 2000. Net interest income remained relatively flat as higher lending rates from growth in the Company's commercial and lease banking businesses were offset by higher deposit and borrowing costs. Including income from investing in life insurance for which the Company reports in other income versus interest income, net interest income would have been $11.5 million for the first quarter of 2001 compared to $11.0 million for the first quarter of 2000.

    Other income increased $258 thousand for the three months ended March 31, 2001 compared to the first quarter of 2000. The increase in other income was primarily due to income related to cash surrender value of life insurance which was purchased March 2000, and an increase in the Company's lease financing income. Offsetting these increases in other income were decreases in loan service fees and other operating income.

    Other expense remained relatively flat at $8.9 million for the three months ended March 31, 2001 compared to $9.0 million for the three months ended March 31, 2000.

  Net Interest Margin

    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$1,083,603	$23,093	8.64%	$901,616	$19,010	8.46%
Taxable investment securities	238,399	4,133	7.03	269,901	4,494	6.68
Investment securities exempt from federal income taxes (3)	4,503	109	9.82	5,322	122	9.19
Other interest bearing deposits	1,950	29	5.95	1,827	23	5.05

Total interest earning assets	1,328,455	27,364	8.35	1,178,666	23,649	8.05

Non-interest earning assets	147,892			130,868

Total assets	$1,476,347			$1,309,534

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$171,089	1,358	3.22	$168,309	1,165	2.78
Savings deposits	129,727	635	1.99	149,366	907	2.44
Time deposits	613,194	9,589	6.34	475,014	6,392	5.40
Short-term borrowings	276,025	4,081	6.00	245,958	3,625	5.91
Long-term borrowings	31,885	639	8.13	32,204	636	7.92

Total interest bearing liabilities	1,221,920	16,302	5.41	1,070,851	12,725	4.77

Demand deposits — non-interest bearing	145,234			139,685
Other non-interest bearing liabilities	14,990			17,058
Stockholders' equity	94,203			81,940

Total liabilities and stockholders' equity	$1,476,347			$1,309,534

Net interest income/interest rate spread (4)		$11,062	2.94		$10,924	3.28

Net interest margin on a fully tax equivalent basis (5)			3.38%			3.72%

Net interest margin (5)			3.37%			3.70%

(1)
Non-accrual loans are included in average loans.

(2)
Interest income includes loan origination fees of $395,000 and $387,000 for the three months ended March 31, 2001 and 2000, respectively.

(3)
Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended March 31, 2001 and 2000.

(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)
Net interest margin represents net interest income as a percentage of average interest earning assets.

    Net interest income on a tax equivalent basis was $11.1 million for the three months ended March 31, 2001 and $10.9 million for the same period in 2000. Interest income increased $3.7 million, or 15.7%, for the first quarter of 2001 to $27.4 million from $23.6 million for the first quarter of 2000. The increase in interest income was due to a $149.8 million, or 12.7%, increase in average interest earning assets consisting primarily of a $182.0 million increase in average loans, as a result of growth in the Company's commercial and lease banking businesses, partially offset by a $32.3 million decrease in average investment securities. Interest expense increased $3.6 million, or 28.1%, for the first quarter of 2001 to $16.3 million from $12.7 million for the first quarter of 2000. The increase in interest expense resulted from a $151.1 million, or 14.1%, increase in average interest bearing liabilities primarily comprised of a $138.2 million increase in average time deposits, the majority of which were brokered deposits, a $30.1 million increase in average short-term borrowings, and a $19.6 million decrease in average savings deposits. The net interest margin on a tax equivalent basis decreased to 3.38% for the three months ended March 31, 2001 from 3.72% for the three months ended March 31, 2000. While the Company's growth in commercial and lease banking businesses earned higher interest rates, higher deposit and borrowing interest costs to fund this growth attributed to the decrease in the net interest margin. Excluding the effect of investing in life insurance for which the Company reports the related income in other income versus net interest income, the net interest margin on a tax equivalent basis would have been 3.54% and 3.77% for the three months ended March 31, 2001 and 2000, respectively.

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

	Three Months Ended March 31, 2001 Compared to March 31, 2000
	Changes Due to Volume	Change Due to Mix	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$2,500	$1,260	$323	$4,083
Taxable investment securities	444	(961)	156	(361)
Investment securities exempt from federal income taxes (1)	12	(30)	5	(13)
Other interest bearing deposits	3	(1)	4	6

Total increase in interest income	2,959	268	488	3,715

Interest Bearing Liabilities:
NOW and money market deposit accounts	146	(115)	162	193
Savings deposits	97	(214)	(155)	(272)
Time deposits	1,089	1,394	714	3,197
Short-term borrowings	497	(59)	18	456
Long-term borrowings	77	(83)	9	3

Total increase in interest expense	1,906	923	748	3,577

Increase (decrease) in net interest income	1,053	(655)	(260)	138

(1)
Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% rate for the three months ended March 31, 2001 and March 31, 2000.

  Other Income

    Other income increased $258 thousand for the three months ended March 31, 2001 compared to the first quarter of 2000. The increase in other income was primarily due to a $361 thousand increase in income related to cash surrender value of life insurance which was purchased March 2000, and a $210 thousand increase in the Company's lease financing income which was the result of growth in leases and gains on residual dispositions at the end of lease terms. Offsetting these increases in other income were a $108 thousand decrease in loan service fees, which was caused by anticipated principal paydowns in home equity loans and reductions in related fees, a $264 thousand decrease in other operating income attributable to $116 thousand reduction in real estate owned gains for the first quarter of 2001 and a $35 thousand decrease in brokerage fees.

  Other Expense

    Other expense for the three months ended March 31, 2001 remained relatively flat at $8.9 million compared to $9.0 million.

  Income Taxes

    Income tax expense for the three months ended March 31, 2001 was $1.4 million compared to $1.3 million for the same period in 2000. The effective tax rate was 31.8% for the three months ended March 31, 2001 and March 31, 2000.

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

    The following table sets forth the Company's cash earnings (dollars in thousands):

	Three Months Ended
	March 31, 2001	March 31, 2000
Net income	$2,975	$2,687
Goodwill amortization	216	204
Core deposit intangibles amortization (net of tax)	141	183

Cash earnings to common stockholders	$3,332	$3,074

Average tangible assets (1)	1,462,841	1,294,656
Average tangible equity (2)	82,536	71,293
Performance ratios: (3)
Cash return on average tangible assets	0.92%	0.95%
Cash return on average tangible equity	16.37%	17.29%

(1)
Tangible assets represents assets less the Company's intangible assets which include goodwill and core deposit intangibles. Core deposit intangibles is recognized on a fully tax equivalent basis.

(2)
Tangible equity represents common stockholders equity plus retained earnings less the Company's intangible assets which include goodwill and core deposit intangibles. Core deposit intangibles is recognized on a fully tax equivalent basis.

(3)
Cash return on average tangible assets and equity has been annualized for the three months ended March 31, 2001 and March 31, 2000.

  Balance Sheet Review

    Total assets were $1.5 billion at March 31, 2001 and December 31, 2000. Total assets included a $66.9 million increase in gross loans and a $5.7 million increase in lease investments due to growth in the Company's commercial and lease banking businesses. The increase in loans at March 31, 2001 also included a $22.8 million purchase of pooled home equity lines of credit previously securitized and sold to investors. These loans were repurchased by the Company in February 2001. At that time, the Company added $2.0 million to its allowance for loans losses and eliminated the $2.3 million interest only receivable which pertained to the previously securitized pool. Partially offsetting these increases in assets were a $19.1 million decrease in investment securities available for sale and a $2.8 million decrease in stock in Federal Home Loan Bank.

    Total liabilities were $1.4 billion at March 31, 2001 and December 31, 2000. Total liabilities included an $11.5 million increase in interest bearing deposits primarily consisting of a $23.3 million increase in time deposits and a $7.8 million decrease in money market deposit accounts. The increase in time deposits included a $31.9 million increase in time deposits less than $100 thousand, and an $8.6 million decrease in time deposits of $100 thousand or more which was net of a $13.9 million increase in brokered accounts. In addition, total liabilities included a $39.9 million increase in short-term borrowings due to an $84.8 million increase in repurchase agreements and a $10.9 million increase in federal funds purchased offset by a $55.0 million decrease in Federal Home Loan Bank advances. Offsetting the increases in time deposits and short-term borrowings was a $15.5 million decrease in noninterest bearing deposits.

    Total stockholders' equity increased $4.7 million at March 31, 2001 compared to December 31, 2000 primarily due to earnings reflected in retained earnings as well as a $1.7 million decrease in accumulated other comprehensive loss.

    Total assets increased $140.6 million, or 10.4%, to $1.5 billion at March 31, 2001 compared to $1.4 billion at March 31, 2000. The increase in total assets was due to a $195.5 million increase in loans and a $12.7 million increase in the Company's lease investments as a result of growth in the Company's commercial and lease banking businesses. As noted earlier, the $22.8 million purchase of pooled home equity lines of credit previously securitized and sold to investors also attributed to the increase in loans at March 31, 2001. Partially offsetting these increases in total assets were a $52.8 million decrease in investment securities available for sale and a $5.3 million decrease in interest only receivables.

    Total liabilities increased $125.6 million, or 9.8%, to $1.4 billion at March 31, 2001 compared to $1.3 billion at March 31, 2000. The majority of the increase in total liabilities was due to a $108.0 million increase in interest bearing deposits which included a $127.6 million increase in time deposits net of a $19.4 million decrease in savings deposits. The remaining increase in total liabilities was due to a $21.9 million increase in short-term borrowings consisting of a $90.3 million increase in repurchase agreements, a $7.1 million increase in correspondent bank lines of credit, a $55.0 million decrease in Federal Home Loan Bank advances and a $20.5 million decrease in federal funds purchased.

    Total stockholders' equity increased $15.0 million at March 31, 2001 compared to March 31, 2000 primarily due to earnings reflected in retained earnings as well as a $3.1 million decrease in accumulated other comprehensive loss.

  Loan Portfolio

    The following table sets forth the composition of the loan portfolio (dollars in thousands):

	March 31, 2001		December 31, 2000		March 31, 2001
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$238,418	21.21%	$229,239	21.68%	$161,827	17.43%
Commercial loans collateralized by assignment of lease payments	260,318	23.16%	245,212	23.20%	195,752	21.08%
Commercial real estate	325,610	28.97%	312,714	29.58%	285,074	30.70%
Residential real estate	142,133	12.64%	137,612	13.02%	146,219	15.75%
Construction real estate	47,252	4.20%	46,664	4.41%	57,126	6.15%
Installment and other	110,355	9.82%	85,722	8.11%	82,569	8.89%

Gross loans	1,124,086	100.00%	1,057,163	100.00%	928,567	100.00%

Allowance for loan losses	(16,129)		(13,837)		(12,248)

Net loans	$1,107,957		$1,043,326		$916,319

    Net loans increased $64.6 million from $1.0 billion at December 31, 2000 and $191.6 million from $916.3 million at March 31, 2000 to $1.1 billion at March 31, 2001 primarily due to growth in commercial and lease banking businesses, as well as the $22.8 million purchase of pooled home equity lines of credit previously securitized and sold to investors.

  Asset Quality

    The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

	March 31, 2001	December 31, 2000	March 31, 2000
Non-performing loans:
Non-accrual loans	$7,778	$5,381	$10,598
Loans 90 days or more past due, still accruing interest	20	239	214

Total	7,798	5,620	10,812

Other real estate owned	63	—	511
Other repossessed assets	88	101	—

Total non-performing assets	$7,949	$5,721	$11,323

Total non-performing loans to total loans	0.69%	0.53%	1.16%
Allowance for loan losses to non-performing loans	206.84%	246.21%	113.28%
Total non-performing assets to total assets	0.53%	0.39%	0.83%

    Total non-performing assets increased $2.2 million, or 38.9%, to $7.9 million at March 31, 2001 from $5.7 million at December 31, 2000. The increase in non-performing assets was primarily due to a $1.9 million commercial real estate loan placed on non-accrual in the first quarter of 2001.

    Total non-performing assets decreased $3.4 million, or 29.8%, to $7.9 million at March 31, 2001 from $11.3 million at March 31, 2000. Non-performing assets decreased due to the Company's diligent collection efforts.

  Allowance for Loan Losses

    A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

	Three Months Ended
	March 31, 2001	March 31, 2000
Balance at beginning of period	$13,837	$12,197
Additions resulting from purchased loans	2,000	—
Provision for loan losses	750	750
Charge-offs	(563)	(760)
Recoveries	105	61

Balance at March 31,	$16,129	$12,248

Total loans at March 31,	$1,124,086	$928,567
Ratio of allowance for loan losses to total loans	1.43%	1.32%

    The allowance for loan losses at March 31, 2001 included $2.0 million as part of the $22.8 million purchase of previously securitized pooled loans in February 2001.

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

  Potential Problem Loans

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

    The aggregate principal amounts of potential problem loans as of March 31, 2001 and 2000 were approximately $14.9 million and $17.2 million, respectively. Included in these potential problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which represent the watch list presented to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for regulatory purposes.

  Lease Investments

    Lease investments by categories follow (in thousands):

	March 31, 2001	December 31, 2000	March 31, 2000
Direct financing leases	$1,698	$1,847	$435
Operating leases:
Equipment, at cost	83,612	74,491	63,149
Less accumulated depreciation	(34,233)	(30,994)	(25,176)

	49,379	43,497	37,973

Lease investments, net	$51,077	$45,344	$38,408

    Lease investments are investments in equipment leased to other companies by Manufacturers Bank. The Company has steadily grown its lease portfolio over the past five years from virtually nothing to $51.1 million at March 31, 2001. Manufacturers Bank funds most of its lease equipment purchases, but has some loans at other banks totaling $5.9 million at March 31, 2001, $5.8 million at December 31, 2000 and $6.6 million at March 31, 2000.

    The operating lease portfolio is made up of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment. The credit quality of the lessee generally must be in one of the top four rating categories of Moody's or Standard & Poors, or the equivalent. In most cases, during the early years of the lease, Manufacturers Bank recognizes a loss on its investment due to funding costs, and as a lease ages, a gain. Consequently, as Manufacturers Bank has built its leased equipment portfolio, current earnings have been reduced. However, gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, Manufacturers Bank usually limits individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.

    At March 31, 2001, the following schedule represents the residual values for operating leases in the year initial lease terms are ended (in thousands):

End of Initial Lease Terms December 31,	Residual Values
2001 and prior	$2,251
2002	958
2003	1,238
2004	3,319
2005	3,166
2006	932

$11,864

    There were approximately 150 lease schedules at March 31, 2001 compared to 136 at December 31, 2000 and 119 at March 31, 2000. In addition, residual lease values were $11.9 million, $11.0 million, and $9.3 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively, resulting in an average residual per lease of $79 thousand, $81 thousand and $78 thousand for the respective periods.

  Interest Only Receivables

    In 1996, 1997 and 1998, Avondale Federal Savings Bank securitized and sold certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans. Avondale Federal Savings Bank received annual servicing fees and rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received the return for which they had contracted. In addition, Avondale Federal Savings Bank retained a participation interest in the investor trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the Avondale merger the Company acquired servicing rights related to these loans, the retained participation interest in the investor trusts and interest only receivables. The annual servicing fees received by the Company approximate 1.00% of the outstanding loan balance and approximate the Company's cost to service the loans. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the investor trusts are generally restricted until investors have been fully paid and is subordinate to investor's interest. The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.

    At March 31, 2001, interest only receivables were $8.5 million. The value of interest only receivables are subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

    The following table shows the results of the Company's assumptions used to estimate the fair value at March 31, 2001 (dollars in thousands):

	Interest Only Receivables Pools
	96-1	97-1	98-1
	Adjustable (1)	Adjustable (1)	Adjustable (1)
Estimated fair value	$3,013	$2,873	$2,610
Prepayment speed	35.00%	35.00%	35.00%
Weighted-average life (in years) (2)	0.89	1.05	1.90
Expected credit losses (3)	2.24%	3.69%	7.48%
Residual cash flows discounted at	12.00%	12.00%	12.00%
Loans outstanding at March 31, 2001	14,268	17,277	39,308

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

(3)
Assumed remaining credit losses over the life remaining on the loans outstanding at March 31, 2001 are $319 thousand, $637 thousand, and $2.9 million for 96-1, 97-1, and 98-1, respectively. The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

    In February 2001, the Company purchased the investors interest in the 97-2 pool. Upon purchase, the underlying loans were recorded on Manufacturers Bank's balance sheet and the related participation interest in the 97-2 investor trust and interest only receivable that was recorded on Manufacturers Bank's balance sheet was eliminated.

  Investment Securities

    The following table sets forth the amortized cost and fair value of the Company's investment securities by accounting classification and type of security (in thousands):

	At March 31, 2001		At December 31, 2000		At March 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government agencies	$75,089	$75,118	$85,044	$84,221	$99,929	$97,261
States and political subdivisions	4,360	4,522	4,505	4,650	5,168	5,336
Mortgage-backed securities	83,352	83,493	93,248	92,456	114,441	113,593
Corporate bonds	43,087	39,656	43,085	39,250	43,090	39,879
Other securities	1,088	1,250	1,088	1,280	958	958
Investment in equity lines of credit trusts	9,921	9,921	11,206	11,206	9,723	9,723

Total securities available for sale	$216,897	$213,960	$238,176	$233,063	$273,309	$266,750

  Liquidity and Sources of Capital

    The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $7.8 million and $6.9 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities was $48.5 million for the three months ended March 31, 2001 and $58.0 million for the same period in 2000. The Company's investing activities for the first quarter of 2001 compared to 2000 included additional cash outflows of $39.1 million in net loans, $5.5 million in purchases of leased equipment, partially offset by increases in net proceeds including $23.9 million from investment securities, whereas the first quarter of 2000 included a $30.0 million purchase of life insurance. Net cash provided by financing activities was $36.1 million for the three months ended March 31, 2001 and $43.7 million for the same period in 2000. The $7.6 million decrease in net cash provided by financing activities was due to in the three months ended March 31, 2001 deposits decreased $4.0 million while in the three months ended March 31, 2000 deposits increased $20.8 million. This was partially offset by a $16.8 million greater increase in short-term borrowings in the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

    The Company expects to have available cash to meet its liquidity needs. Liquidity management is monitored by the asset liability committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased. While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, more than $130.0 million for a short time from these banks on a collective basis. Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank (FHLB) and has the ability to borrow from the FHLB. MB Financial, Inc. also maintains a line of credit with a large regional correspondent bank in the amount of $15.0 million. As of March 31, 2001, MB Financial had $2.9 million undrawn and available under its line of credit.

    Manufacturers Bank's total risk-based capital ratio was 10.42%, Tier 1 capital to risk-weighted assets ratio was 9.19%, and Tier 1 capital to average asset ratio was 8.23% at March 31, 2001. The FDIC has categorized the bank subsidiary as "well capitalized" at March 31, 2001.

    As of March 31, 2001, the Company's book value per share was $13.65 compared to $11.53 at March 31, 2000. In addition, the Company's tangible book value per share (calculated on a fully tax equivalent basis) was $11.76 at March 31, 2001 compared to $9.43 at March 31, 2000.

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

  •
  Changes in management's valuation of the interest only receivables;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    At March 31, 2001, there has been no material change in market risk from December 31, 2000.

PART II.—OTHER INFORMATION

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2001.

MB FINANCIAL, INC.
By:	/s/ MITCHELL FEIGER Mitchell Feiger Chief Executive Officer (Principal Executive Officer)
By:	/s/ JILL YORK Jill York Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

QuickLinks

MB FINANCIAL, INC. AND SUBSIDIARIES FORM 10-Q MARCH 31, 2001 INDEX
  PART I.—FINANCIAL INFORMATION
  Item 1.—Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II.—OTHER INFORMATION
SIGNATURES