Form 10-Q
period 2001-06-30
MB FINANCIAL INC
filed 2001-08-14
CIK 908143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

YES:  /x/                NO:  / /

    There were issued and outstanding 7,061,150 shares of the Registrant's common stock as of August 14, 2001.

MB FINANCIAL, INC. AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2001
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2001, December 31, 2000 and June 30, 2000	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5-6
	Notes to Unaudited Consolidated Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
PART II.	OTHER INFORMATION
	Signatures	25

PART I.—FINANCIAL INFORMATION

    Item 1.—Financial Statements

MB FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
At June 30, 2001, December 31, 2000 and June 30, 2000
(Unaudited)
(Statement Amounts in Thousands)

	June 30, 2001	December 31, 2000	June 30, 2000
ASSETS
Cash and due from banks	$29,010	$31,989	$25,537
Other interest bearing deposits	4,273	2,300	1,080
Federal funds sold	30,750	—	—
Investment securities available for sale	210,329	233,063	259,740
Stock in Federal Home Loan Bank	6,396	7,290	7,290
Loans (net of allowance for loan losses of $17,190 at June 30, 2001, $13,837 at December 31, 2000 and $12,638 at June 30, 2000	1,247,070	1,043,326	964,807
Lease investments, net	49,868	45,344	40,891
Premises and equipment, net	19,170	15,465	15,038
Cash surrender value of life insurance	32,767	31,703	30,664
Interest only securities	8,663	10,538	13,035
Intangibles, net	20,778	14,466	15,452
Other assets	20,630	22,764	32,051

Total assets	$1,679,704	$1,458,248	$1,405,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$161,278	$157,237	$153,203
Interest bearing	1,136,123	912,027	825,708

Total deposits	1,297,401	1,069,264	978,911
Short-term borrowings	211,582	249,614	290,873
Long-term borrowings	51,683	31,596	32,503
Other liabilities	18,594	16,033	19,914

Total liabilities	1,579,260	1,366,507	1,322,201

Stockholders' Equity
Common stock, ($0.01 par value; authorized 20,000,000 shares; issued 7,064,515 shares)	71	71	71
Additional paid-in capital	50,650	50,656	50,656
Retained earnings	50,029	43,791	37,707
Accumulated other comprehensive (loss)	(220)	(2,777)	(5,050)
Less: Treasury stock (3,365 shares at cost)	(86)	—	—

Total stockholders' equity	100,444	91,741	83,384

Total liabilities and stockholders' equity	$1,679,704	$1,458,248	$1,405,585

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Statement Amounts in Thousands, except Common Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Interest Income:
Loans	$24,444	$20,599	$47,537	$39,609
Investment securities:
Taxable	3,603	4,487	7,736	8,981
Nontaxable	74	78	145	157
Federal funds sold	11	—	11	—
Other interest bearing accounts	25	19	54	42

Total interest income	28,157	25,183	55,483	48,789

Interest expense:
Deposits	12,848	9,166	24,430	17,630
Short-term borrowings	2,975	4,334	7,056	7,959
Long-term borrowings	587	635	1,226	1,271

Total interest expense	16,410	14,135	32,712	26,860

Net interest income	11,747	11,048	22,771	21,929
Provision for loan losses	650	840	1,400	1,590

Net interest income after provision for loan losses	11,097	10,208	21,371	20,339

Other income:
Loan service fees	901	619	1,567	1,393
Deposit service fees	970	840	1,861	1,672
Lease financing, net	620	363	1,133	666
Net gains on sale of securities available for sale	93	—	93	—
Increase in cash surrender value of life insurance	541	502	1,064	664
Other operating income	427	416	864	1,117

	3,552	2,740	6,582	5,512

Other expense:
Salaries and employee benefits	5,045	4,494	9,784	9,284
Occupancy and equipment expense	1,720	1,680	3,340	3,335
Intangibles amortization expense	525	485	958	969
Advertising and marketing expense	436	405	883	810
Other operating expenses	1,824	1,894	3,528	3,521

	9,550	8,958	18,493	17,919

Income before income taxes	5,099	3,990	9,460	7,932
Income taxes	1,836	1,156	3,222	2,411

Net Income	$3,263	$2,834	$6,238	$5,521

Common share data:
Basic earnings per common share	$0.46	$0.40	$0.88	$0.78
Diluted earnings per common share	$0.44	$0.40	$0.86	$0.78
Weighted average common shares outstanding	7,063,960	7,064,515	7,064,236	7,064,515
Fully diluted common shares outstanding	7,340,809	7,074,312	7,253,399	7,074,312

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Statement Amounts in Thousands)

	Six Months Ended June 30,
	2001	2000
Cash Flows From Operating Activities
Net income	$6,238	$5,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,257	6,926
Gain on disposal of premises and equipment and leased equipment	(92)	(76)
Amortization of intangibles	958	969
Provision for loan losses	1,400	1,590
Provision (credit) for deferred income taxes	664	(884)
Bond accretion, net	(28)	(66)
Securities gains, net	(93)	—
Increase in cash surrender value of life insurance	(1,064)	(664)
Decrease (increase) in other assets	1,785	(4,015)
(Decrease) increase in other liabilities	(5,815)	4,092

Net cash provided by operating activities	12,210	13,393

Cash Flows From Investing Activities
Proceeds from sale of securities available for sale	278	—
Proceeds from maturities and calls of securities available for sale	69,145	12,326
Purchase of securities available for sale	—	(2,623)
Proceeds from redemption of stock in Federal Home Loan Bank	2,750	—
Purchase of stock in Federal Home Loan Bank	(31)	(1,000)
Federal funds sold, net	(2,600)	—
Net(decrease) increase in other interest bearing deposits	(1,973)	407
Increase in loans, net of principal collections	(66,674)	(76,124)
Purchases of premises and equipment and leased equipment	(11,995)	(9,789)
Proceeds from sale of lease equipment	161	155
Principal (paid) collected on lease investments	(197)	193
Purchase of minority interests	—	(156)
Purchase of life insurance	—	(30,000)
Purchase of FSL Holdings, Inc., net of cash acquired	(34,930)	—
Proceeds received from interest only receivables	2,852	390

Net cash used in investing activities	(43,214)	(106,221)

Cash Flows From Financing Activities
Net increase (decrease) in noninterest bearing deposits	4,041	8,144
Net increase in interest bearing deposits	47,547	34,692
Net (decrease) increase in short-term borrowings	(38,032)	46,304
Proceeds from long-term borrowings	16,000	1,571
Principal paid on long-term borrowings	(1,439)	(1,766)
Treasury stock transactions, net	(92)	—

Net cash provided by financing activities	28,025	88,945

Net decrease in cash and due from banks	$(2,979)	$(3,883)
Cash and due from banks:
Beginning	31,989	29,420

Ending	$29,010	$25,537

MB FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(Statement Amounts in Thousands)

	Six Months Ended June 30,
	2001	2000
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$22,013	$16,759
Other interest paid	8,789	8,774
Income taxes paid, net of refunds	4,500	600
Supplemental Schedule of Noncash Investing Activities
Acquisition of FSL Holdings, Inc.
Noncash Assets acquired:
Securities available for sale	$43,610
Stock in Federal Home Loan Bank	1,825
Federal funds sold	28,150
Loans, net	139,518
Premises and equipment	4,424
Other assets	584
Core deposit intangibles	326
Excess of cost over fair value of net assets acquired	6,944

	225,381

Liabilities assumed:
Interest bearing deposits	176,549
Long-term borrowings	5,526
Other liabilities	8,376

	190,451

Net cash payment	$34,930

Real estate acquired in settlement of loans	$1,048	$656

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

    The unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles and industry practice in conformity with accounting principles generally accepted in the United States of America. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Actual results could differ from those estimates.

2.  MERGERS AND ACQUISITIONS

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

    On May 15, 2001, the Company acquired FSL Holdings ("FSL") and its subsidiary, First Savings & Loan Association of South Holland ("Association"). Each shareholder of FSL was paid $165 for each share of common stock held by such shareholder (for an aggregate consideration of $41.3 million). The acquisition was funded through a combination of cash acquired through the acquisition and borrowings.

    The Unaudited pro forma results of operation, which follow, assume that the merger had occurred at January 1, 2000. In addition to combining the historical results of operations of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisition and borrowing costs. The pro forma calculations do not include any anticipated cost savings as a result of the merger.

    Unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net interest income	$12,238	$12,508	$24,828	$24,749
Net income	3,264	2,285	5,938	5,104
Net income available to common stockholders	3,264	2,285	5,938	5,104
Basic earnings per common share	$0.46	$0.32	$0.84	$0.72
Diluted earnings per common share	$0.44	$0.32	$0.82	$0.72

    The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger actually taken place at the beginning of the respective periods, or of results that may occur in the future.

3.  COMPREHENSIVE INCOME

    Comprehensive income includes the net unrealized gain on securities available for sale. For the three months and six months ended June 30, 2001, total comprehensive income was $4.1 million and $8.8 million and for the three and six months ended June 30, 2000, total comprehensive income was $1.9 million and $4.0 million.

4.  EARNINGS PER SHARE DATA

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Basic:
Net income	$3,263	$2,834	$6,238	$5,521
Average shares outstanding	7,063,960	7,064,515	7,064,236	7,064,515

Basic earnings per share	$0.46	$0.40	$0.88	$0.78

Diluted:
Net income	$3,263	$2,834	$6,238	$5,521
Average shares outstanding	7,063,960	7,064,515	7,064,236	7,064,515
Net effect of dilutive stock options	276,849	9,797	189,163	9,797

Total	7,340,809	7,074,312	7,253,399	7,074,312

Diluted earnings per share	$0.44	$0.40	$0.86	$0.78

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 was effective January 1, 2001. The Company adopted SFAS 133 and the implementation of this standard did not have a material impact on the Company's financial statements.

    SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of SFAS 140 are effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company adopted SFAS 140 and the implementation of this standard did not have a material impact on the Company's financial statements.

    On June 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 will not impact the pending MidCity Financial Corporation merger as the transaction was initiated prior to June 30, 2001.

    On June 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of SFAS 142 are effective for fiscal years beginning after December 31, 2001. The Company is in the process of evaluating its goodwill and intangible assets for impairment under the provisions of SFAS 142.

6.  LONG-TERM BORROWINGS

    At June 30, 2001 and 2000, long-term borrowings included $25.0 million in floating rate Preferred Capital Securities ("Capital Securities") through Coal City Capital Trust I ("Trust"), a statutory business trust and wholly owned subsidiary of the Company. The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 180 basis points. The effective rate at June 30, 2001 was 5.80%. Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points, the three month LIBOR rate effective at June 30, 2001 was 4.00%) Junior Subordinated Deferrable Interest Debentures ("Debentures") issued by the Company which represents all of the assets of the Trust. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

    At June 30, 2001, long-term borrowings also included $16.0 million in unsecured floating rate subordinated debt used to provide additional funding for the FSL acquisition. Interest accrues at a rate of the 1, 2, or 3-month LIBOR plus 350 basis points and is due quarterly. Terms for this seven-year instrument are interest quarterly for two years, with equal annual amortization over the final five years, with a maturity of May 2008. Prepayment is allowed at any time without penalty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following is a discussion and analysis of the Company's financial position and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. On May 15, 2001 the Company acquired FSL Holdings, Inc. of South Holland. As of the purchase date, FSL Holdings had total assets of $223.5 million. This transaction affects the comparative information presented below.

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

  Results of Operations

Second Quarter Results

    The Company had net income of $3.3 million for the second quarter of 2001, compared to $2.8 million for the same 2000 period. Net interest income was $11.7 million for the three months ended June 30, 2001 compared to $11.0 million for the three months ended June 30, 2000. Net interest income increased due to growth in the Company's commercial and lease banking businesses as well as volume increases due to the acquisition of FSL Holdings, Inc. (FSL), which was completed in the second quarter of 2001. These increases were partially offset by a decline in the Company's net interest margin.

    Other income increased $812 thousand to $3.6 million for the quarter ended June 30, 2001 from $2.7 million for the same period in 2000. Loan service fees increased due to higher volume. In addition, the lease banking division generated higher revenues due to increased volume and residual gains as a result of equipment coming to the end of the lease terms.

    Other expense increased $592 thousand to $9.6 million for the second quarter of 2001 from $9.0 million for the second quarter of 2000. The increase was primarily due to a $551 thousand increase in salaries and other employee benefits as the Company grew through the FSL acquisition.

Year-To-Date Results

    Net income was $6.2 million for the six months ended June 30, 2001 compared to $5.5 million for the six months ended June 30, 2000. Net interest income increased to $22.8 million for the six months ended June 30, 2001 from $21.9 million for the six months ended June 30, 2000. Net interest income increased primarily due to growth in the Company's commercial and lease banking businesses that was partially offset by a decline in the Company's net interest margin.

    For the six months ended June 30, 2001, other income increased $1.1 million to $6.6 million from $5.5 million for the six months ended June 30, 2000. The increase was primarily attributable to increases in net lease financing and higher income from the increase in cash surrender value of life insurance.

    For the six months ended June 30, 2001, other expense increased $574 thousand to $18.5 million from $17.9 million for the six months ended June 30, 2000. The increase was primarily due to a $500 thousand increase in salaries and other employee benefits.

  Net Interest Margin

    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES, AND YIELDS
(Dollars in thousands)

	Three Months Ended June 30,
	2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$1,236,504	$24,444	7.93%	$938,315	$20,599	8.83%
Taxable investment securities	219,844	3,603	6.57	265,204	4,487	6.80
Investment securities exempt from federal income taxes (3)	4,333	114	10.55	5,169	120	9.34
Fed funds sold	1,116	11	3.95	—	—	—
Other interest bearing deposits	2,300	25	4.30	1,206	19	6.34

Total interest earning assets	1,464,097	28,197	7.72	1,209,894	25,225	8.39

Non-interest earning assets	159,012			157,205

Total assets	$1,623,109			$1,367,099

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$189,047	1,313	2.79	$169,413	1,224	2.91
Savings deposits	142,503	781	2.20	144,668	849	2.36
Time deposits	740,916	10,754	5.82	490,835	7,093	5.81
Short-term borrowings	242,009	2,975	4.93	275,611	4,334	6.32
Long-term borrowings	42,033	587	5.60	32,595	635	7.84

Total interest bearing liabilities	1,356,508	16,410	4.85	1,113,122	14,135	5.11

Demand deposits—non-interest bearing	149,994			151,779
Other non-interest bearing liabilities	18,663			17,843
Stockholders' equity	97,944			84,355

Total liabilities and stockholders' equity	$1,623,109			$1,367,099

Net interest income/interest rate spread (4)		$11,787	2.87		$11,090	3.28

Net interest margin on a fully tax equivalent basis (5)			3.23%			3.69%

Net interest margin (5)			3.22%			3.67%

(1)
Non-accrual loans are included in average loans.

(2)
Interest income includes loan origination fees of $397 thousand and $387 thousand for the three months ended June 30, 2001 and 2000, respectively.

(3)
Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended June 30, 2001 and 2000.

(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)
Net interest margin represents net interest income as a percentage of average interest earning assets.

    Net interest income on a tax equivalent basis was $11.8 million for the quarter ended June 30, 2001 and $11.1 million for the same period in 2000. Interest income increased $3.0 million, or 11.8%, for the second quarter of 2001 to $28.2 million from $25.2 million for the first quarter of 2000. The increase in interest income was due to a $254.2 million, or 21.0%, increase in average interest earning assets consisting primarily of a $298.2 million increase in average loans, as a result of growth in the Company's commercial and lease banking businesses, partially offset by a $46.2 million decrease in average investment securities. Interest expense increased $2.3 million, or 16.1%, for the second quarter of 2001 to $16.4 million from $14.1 million for the second quarter of 2000. The increase in interest expense resulted from a $243.4 million, or 21.9%, increase in average interest bearing liabilities primarily comprised of a $267.6 million increase in average interest bearing deposits. The net interest margin on a tax equivalent basis decreased to 3.23% for the three months ended June 30, 2001 from 3.69% for the three months ended June 30, 2000.

AVERAGE BALANCES, INTEREST RATES AND YIELDS (Continued)
(Dollars in thousands)

	Six Months Ended June 30,
	2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$1,160,755	$47,537	8.26%	$919,934	$39,609	8.66%
Taxable investment securities	229,234	7,736	6.81	267,639	8,981	6.75
Investment securities exempt from federal income taxes (3)	4,337	223	10.37	5,162	242	9.41
Fed funds sold	557	11	3.98	—	—	—
Other interest bearing deposits	2,121	54	5.06	1,519	42	5.56

Total interest earning assets	1,397,004	55,561	8.02	1,194,254	48,874	8.23

Non-interest earning assets	160,742			144,178

Total assets	$1,557,746			$1,338,432

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$180,172	2,670	2.99	$168,854	2,388	2.84
Savings deposits	136,192	2,016	2.99	147,017	1,755	2.40
Time deposits	677,675	19,744	5.88	483,335	13,487	5.61
Short-term borrowings	263,050	7,056	5.41	260,936	7,959	6.13
Long-term borrowings	36,295	1,226	6.81	32,402	1,271	7.89

Total interest bearing liabilities	1,293,384	32,712	5.10	1,092,544	26,860	4.94

Demand deposits—non-interest bearing	147,803			145,294
Other non-interest bearing liabilities	20,316			17,443
Stockholders' equity	96,243			83,151

Total liabilities and stockholders' equity	$1,557,746			$1,338,432

Net interest income/interest rate spread (4)		$22,849	2.92		$22,014	3.29

Net interest margin on a fully tax equivalent basis (5)			3.30%			3.71%

Net interest margin (5)			3.29%			3.69%

(1)
Non-accrual loans are included in average loans.

(2)
Interest income includes loan origination fees of $792 thousand and $774 thousand for the six months ended June 30, 2001 and 2000, respectively.

(3)
Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax for the six months ended June 30, 2001 and 2000, respectively.

(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(5)
Net interest margin represents net interest income as a percentage of average interest earning assets.

    Net interest income on a tax equivalent basis was $22.8 million for the six months ended June 30, 2001 and $22.0 million for the same period in 2000. Interest income increased $6.7 million, or 13.7%, for the six months ended June 30, 2001 to $55.5 million from $48.8 million for the same period in 2000. The increase in interest income was due to a $202.8 million, or 17.0%, increase in average interest earning assets consisting primarily of a $240.8 million increase in average loans, as a result of growth in the Company's commercial and lease banking businesses, partially offset by a $39.2 million decrease in average investment securities. Interest expense increased $5.9 million, or 21.8%, for the six-month period ending June 30, 2001 to $32.7 million from $26.9 million for the same period in 2000. The increase in interest expense resulted from a $200.8 million, or 18.4%, increase in average interest bearing liabilities primarily comprised of a $194.3 million increase in average time deposits. The net interest margin on a tax equivalent basis decreased to 3.30% for the six months ended June 30, 2001 from 3.71% for the six months ended June 30, 2000.

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

	Three Months Ended				Six Months Ended
	June 30, 2001 Compared to June 30, 2000				June 30, 2001 Compared to June 30, 2000
	Change Due to Volume	Change Due to Mix	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Mix	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$3,890	$1,698	$(1,743)	$3,845	$7,011	$3,193	$(2,276)	$7,928
Taxable investment securities	594	(1,109)	(369)	(884)	1,113	(2,398)	40	(1,245)
Investment securities exempt from federal Income taxes (1)	7	(38)	25	(6)	29	(69)	21	(19)
Federal funds sold	11	—	—	11	11	—	—	11
Other interest bearing deposits	4	4	(2)	6	8	8	(4)	12

Total increase in interest income	4,506	555	(2,089)	2,972	8,172	734	(2,219)	6,687

Interest Bearing Liabilities:
NOW and money market deposit accounts	238	(156)	7	89	347	(197)	132	282
Savings deposits	(10)	(360)	302	(68)	269	(265)	257	261
Time deposits	1,780	1,573	308	3,661	2,621	3,521	115	6,257
Short-term borrowings	797	(761)	(1,395)	(1,359)	1,242	(1,200)	(945)	(903)
Long-term borrowings	130	(53)	(125)	(48)	217	(68)	(194)	(45)

Total increase in interest expense	2,935	243	(903)	2,275	4,696	1,791	(635)	5,852

Increase (decrease) in net interest income	$1,571	$312	$(1,186)	$697	$3,476	$(1,057)	$(1,584)	$835

(1)
Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% rate for the three months and six months ended June 30, 2001 and June 30, 2000.

  Other Income

    Other income increased $812 thousand to $3.6 million for the quarter ended June 30, 2001 from $2.7 million for the same period in 2000. This increase was the result of $282 thousand increase in loan service fees, a $257 thousand increase in net lease financing income due to the growth of the Company's lease financing business, a $130 thousand increase in deposit service fees and $93 thousand increase in net gains on sale of securities available for sale.

    For the six months ended June 30, 2001, other income increased $1.1 million to $6.6 million from $5.5 million for the six months ended June 30, 2000. The increase was primarily due to a $467 thousand increase in net lease financing, a $400 thousand increase in income from the increase in cash surrender value of life insurance, and increased deposit service fees and loan service fees of $189 thousand and $174 thousand, respectively. The foregoing increases were partially offset by a $253 thousand decrease in other operating income as in 2000 other income included a $186 thousand gain on sale of real estate owned compared to $60 thousand in 2001.

  Other Expense

    Other expense increased $592 thousand to $9.6 million for the second quarter of 2001 from $9.0 million for the second quarter of 2000. The increase was primarily due to a $551 thousand increase in salary expense related to the FSL acquisition, $40 thousand increases in both occupancy and equipment expense and intangible amortization expense, as well as a $31 thousand increase in advertising and marketing expense and offset by a $70 thousand decline in other operating expenses.

    For the six months ended June 30, 2001, other expense increased $574 thousand to $18.5 million from $17.9 million for the six months ended June 30, 2000. The increase was due to a $500 thousand increase in salaries and employee benefits due to the FSL acquisition as well as a $73 thousand increase in advertising and marketing expense.

  Income Taxes

    Income tax expense for the three months ended June 30, 2001 was $1.8 million compared to $1.2 million for the same period in 2000. Income tax expense for the six months ended June 30, 2001 was $3.2 million compared to $2.4 million for the same period in 2000. The effective tax rate for 2001 is 34.1%. The effective rate increased due to an increase in provision for state taxes.

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

    Management defines cash earnings as net income excluding amortization of core deposit intangibles and goodwill and the related deferred income tax effect. Cash earnings should not be considered an alternative to operating or net income as an indicator of the Company's performance or as an alternative to cash flows from operating activities as a measure of liquidity in each case determined in accordance with accounting principles generally accepted in the United States of America.

    The following table sets forth the Company's cash earnings (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net Income	$3,263	$2,834	$6,238	$5,521
Goodwill amortization	294	203	510	407
Core deposit intangibles amortization (net of tax)	149	182	291	365

Cash earnings	$3,706	$3,219	$7,039	$6,293

Average tangible assets (1)	$1,605,232	$1,352,385	$1,542,027	$1,323,638
Average tangible equity (2)	$80,998	$74,256	$81,835	$72,778
Cash earnings per share:
Basic	$0.52	$0.46	$1.00	$0.89
Diluted	$0.50	$0.46	$0.97	$0.89
Performance ratios: (3)
Cash return on average tangible assets	0.93%	0.96%	0.92%	0.96%
Cash return on average tangible equity	18.35%	17.44%	17.35%	17.39%

(1)
Tangible assets represents assets less the Company's intangible assets, which include goodwill and core deposit intangibles. Core deposit intangibles is recognized on a fully tax equivalent basis.

(2)
Tangible equity represents common stockholders equity plus retained earnings less the Company's intangible assets which include goodwill and core deposit intangibles. Core deposit intangibles is recognized on a fully tax equivalent basis.

(3)
Cash return on average tangible assets and equity has been annualized for the three-month and six-month periods ended June 30, 2001 and June 30, 2000.

  Balance Sheet Review

    Total assets increased $221.5 million to $1.7 billion at June 30, 2001 compared to $1.5 billion at December 31, 2000. The increase was primarily due to the acquisition of FSL, which had total assets of $223.5 million as of the purchase date. Loans increased $203.7 million as the Company acquired approximately $141.0 million in loans through the FSL acquisition and subsequently sold $46.2 million of that portfolio. The remaining increase in loans was due to growth in the Company's commercial and lease business. Federal funds sold increased by $30.8 million while investment securities available for sale declined by $22.7 million.

    Total liabilities increased $212.7 million to $1.6 billion at June 30, 2001 compared to $1.4 billion at December 31, 2000. The growth was due to a $228.1 million increase in total deposits due primarily to the acquisition of FSL. The increase included a $173.7 million increase in certificates of deposit, a $20.4 million increase in other interest bearing deposits and $4.0 million increase in non-interest bearing deposits. Long-term borrowings grew by $20.1 million, with increases in correspondent bank debt and Federal Home Loan Bank advances of $16.0 million and $4.1 million, respectively. Short-term borrowings decreased by $38.0 million, as declines in Federal Home Loan Bank advances and federal funds purchased of $75.0 million and $30.4 million, respectively, were partially offset by increases in securities sold under agreement to repurchase and correspondent bank lines of $51.9 million and $15.4 million, respectively.

    Total assets increased $274.1 million to $1.7 billion at June 30, 2001 compared to $1.4 billion at June 30, 2000. The increase was primarily due to the acquisition of FSL, which had total assets of $223.5 million as of the purchase date. Loans increased $282.3 million as the Company acquired approximately $141.0 million in loans through the FSL acquisition and subsequently sold $46.2 million of that portfolio. The remaining increase in loans was due to growth in the Company's commercial and lease business. Federal funds sold increased $30.8 million, and net lease investments increased $9.0 million. Offsetting these increases were declines in investment securities and other assets of $49.4 million and $11.4 million, respectively.

    Total liabilities increased $257.1 million to $1.6 billion at June 30, 2001 compared to $1.3 billion at June 30, 2000. The increase was due to a $318.5 million increase in total deposits partially resulting from a $100.5 million increase in interest bearing brokered deposits and a $209.9 million increase in certificates of deposit and other interest bearing deposits primarily due to deposits acquired in the FSL transaction. Short-term borrowings decreased $79.3 million due to declines in federal funds purchased and Federal Home Loan Bank advances of $83.4 million and $75.0 million, respectively, which were partially offset by increases in securities sold under agreement to repurchase, correspondent bank lines and U.S. Treasury demand notes of $59.1 million, $19.0 million and $1.0 million, respectively. Long-term borrowings increased $19.2 million due to increases in correspondent bank debt and Federal Home Loan Bank advances of $16.0 million and $4.1 million, respectively and a $900 thousand decrease in notes payable.

  Loan Portfolio

    The following table sets forth the composition of the loan portfolio (dollars in thousands):

	June 30, 2001		December 31, 2000		June 30, 2000
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$261,068	20.65%	$229,239	21.68%	$182,231	18.64%
Commercial loans collateralized by
assignment of lease payments	253,693	20.07%	245,212	23.20%	233,642	23.90%
Commercial real estate	401,763	31.78%	312,714	29.58%	297,944	30.48%
Residential real estate	165,762	13.11%	137,612	13.02%	134,289	13.74%
Construction real estate	72,086	5.70%	46,664	4.41%	49,462	5.06%
Installment and other	109,888	8.69%	85,722	8.11%	79,877	8.17%

Gross loans	1,264,260	100.00%	1,057,163	100.00%	977,445	100.00%

Allowance for loan losses	(17,190)		(13,837)		(12,638)

Net loans	$1,247,070		$1,043,326		$964,807

    Net loans increased $203.7 million from $1.0 billion at December 31, 2000 and $282.3 million from $964.8 million at June 30, 2000 to $1.2 billion at June 30, 2001. These increases were primarily due the FSL acquisition as the Company acquired approximately $141.0 million in loans of which $46.2 million were subsequently sold and to growth in the commercial and lease banking businesses, as well as the $22.8 million addition of home equity lines of credit acquired through the purchase of 100% interest in the 97-2 securitization trust.

  Asset Quality

    The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

	June 30, 2001	December 31, 2000	June 30, 2000
Non-performing loans:
Non-accrual loans	$6,029	$5,381	$10,316
Loans 90 days or more past due, still accruing interest	455	239	324

Total	6,484	5,620	10,640

Other real estate owned	764	—	622
Other repossessed assets	46	101	—

Total non-performing assets	$7,294	$5,721	$11,262

Total non-performing loans to total loans	0.51%	0.53%	1.09%
Allowance for loan losses to non-performing loans	265.11%	246.21%	118.78%
Total non-performing assets to total assets	0.43%	0.39%	0.80%

    Total non-performing assets increased $1.6 million, or 27.5%, to $7.3 million at June 30, 2001 from $5.7 million at December 31, 2000. The increase in non-performing assets was primarily due to a $1.9 million commercial real estate loan placed on non-accrual in the first quarter of 2001.

    Total non-performing assets decreased $4.0 million, or 35.2%, to $7.3 million at June 30, 2001 from $11.3 million at June 30, 2000. Non-performing assets decreased due to the Company's diligent collection efforts.

  Allowance for Loan Losses

    A reconciliation of the activity in the Company's allowance for loan losses follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Balance at beginning of period	$16,129	$12,248	$13,837	$12,197
Additions from acquisition / purchase of loans	1,023	—	3,023	—
Provision for loans losses	650	840	1,400	1,590
Charge-offs	(856)	(564)	(1,419)	(1,324)
Recoveries	244	114	349	175

Balance at June 30,	$17,190	$12,638	$17,190	$12,638

Total loans at June 30,	$1,264,260	$977,445	$1,264,260	$977,445
Ratio of allowance for loan losses to total loans	1.36%	1.29%	1.36%	1.29%

    In the first quarter of 2001, the Company added $22.8 million of pooled home equity lines of credit through the purchase of 100% interest in the 97-2 securitization trust and added $2.0 million to the allowance for loan losses for these loans. In the second quarter of 2001, $1.0 million was added with the acquisition of FSL.

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

  Potential Problem Loans

    Manufacturers Bank utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Board of Directors meeting, a watch list is presented, showing all loans listed as "Special Mention,""Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that Manufacturers Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets which do not currently expose Manufacturers Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of the customer, are deemed to be Special Mention.

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

    The aggregate principal amounts of potential problem loans as of June 30, 2001 and 2000 were approximately $16.5 million and $13.7 million, respectively. Included in these potential problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which represent the watch list presented to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for regulatory purposes.

  Lease Investments

    Lease investments by categories follow (in thousands):

	June 30, 2001	December 31, 2000	June 30, 2000
Direct financing leases	$1,758	$1,847	$358
Operating leases:
Equipment, at cost	85,690	74,491	68,342
Less accumulated depreciation	(37,580)	(30,994)	(27,809)

	48,110	43,497	40,533

Lease investments, net	$49,868	$45,344	$40,891

    Lease investments are investments in equipment leased to other companies by Manufacturers Bank. The Company has steadily grown its lease portfolio over the past five years from virtually nothing to $49.9 million at June 30, 2001. Manufacturers Bank funds most of its lease equipment purchases, but has some loans at other banks totaling $5.8 million at June 30, 2001, $5.8 million at December 31, 2000 and $6.7 million at June 30, 2000.

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

    At June 30, 2001, the following schedule represents the residual values for operating leases in the year initial lease terms are ended (in thousands):

End of Initial Lease Terms December 31,	Residual Values
2001 and prior	$2,915
2002	2,556
2003	1,295
2004	3,200
2005	1,643
2006	110

$11,719

    There were approximately 160 lease schedules at June 30, 2001 compared to 136 at December 31, 2000 and 133 at June 30, 2000. In addition, residual lease values were $11.7 million, $11.0 million, and $11.3 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively, resulting in an average residual per lease of $73 thousand, $81 thousand and $85 thousand for the respective periods.

  Interest Only Receivables

    In 1996, 1997 and 1998, Avondale Federal Savings Bank securitized certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans. The securitizations were done using qualified special purpose entities (securitization trusts). Avondale Federal Savings Bank received annual servicing fees and rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received the return for which they had contracted. In addition, Avondale Federal Savings Bank retained a participation interest in the securitization trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the Avondale merger the Company acquired servicing rights related to these loans, the retained participation interest in the securitization trusts and interest only receivables. The annual servicing fees received by the Company approximate 1.00% of the outstanding loan balance. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the securitization trusts are generally restricted until investors have been fully paid and is subordinate to investor's interest. The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.

    At June 30, 2001, interest only receivables were $8.7 million. The value of interest only receivables are subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets. On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables. As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

    The following table shows the results of the Company's assumptions used to estimate the fair value at June 30, 2001 (dollars in thousands):

	Interest Only Receivables Pools
	96-1	97-1	98-1
	Adjustable (1)	Adjustable (1)	Adjustable (1)
Estimated fair value	$3,150	$2,987	$2,526
Prepayment speed	35.00%	35.00%	35.00%
Weighted-average life (in years) (2)	0.72	0.89	1.84
Expected credit losses (3)	1.35%	3.05%	7.05%
Residual cash flows discounted at	12.00%	12.00%	12.00%
Loans outstanding at June 30, 2001	12,783	15,065	34,833
Retained interest in equity lines of credit trust	4,872	3,904	1,863

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

(3)
Assumed remaining credit losses over the life remaining on the loans outstanding at June 30, 2001 are $172 thousand, $460 thousand, and $2.5 million for 96-1, 97-1, and 98-1, respectively. The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool. Credit losses are estimated using loss migration analysis for each pool.

    In February 2001, the Company acquired in the market 100% of the securities outstanding in the 97-2 securitization trust held by investors. After the acquisition, the securitization trust and its activities was consolidated into the Company's financial statements.

  Investment Securities

    The following table sets forth the amortized cost and fair value of the Company's investment securities by accounting classification and type of security (in thousands):

	At June 30, 2001		At December 31, 2000		At June 30, 2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Treasury securities	$6,150	$6,157	$—	$—	$—	$—
U.S. Government agencies	68,129	68,245	85,044	84,221	99,962	97,215
States and political subdivisions	4,569	4,711	4,505	4,650	5,187	5,331
Mortgage-backed securities	83,833	84,364	93,248	92,456	107,766	107,233
Corporate bonds	38,081	35,237	43,085	39,250	43,090	38,822
Other securities	874	976	1,088	1,280	958	958
Retained interest in equity lines of credit trusts	10,639	10,639	11,206	11,206	10,181	10,181

Total securities available for sale	$212,275	$210,329	$238,176	$233,063	$267,144	$259,740

  Liquidity and Sources of Capital

    The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $12.2 million and $13.4 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities declined by $63.0 million, to $43.2 million for the six months ended June 30, 2001 from $106.2 million for the same period in 2000. The Company's investing activities for the first six months of 2001 compared to 2000 included additional cash flows of $56.8 million provided by proceeds from maturities and calls of available for sale investment securities, partially offset by additional outflows of $41.9 million due to the FSL acquisition, whereas the first quarter of 2000 included a $30.0 million purchase of life insurance. Net cash provided by financing activities was $28.0 million for the six months ended June 30, 2001 while $88.9 million was provided in the first six months of 2000. The $60.9 million decrease in net cash provided by financing activities was primarily due to a net decrease in short term borrowings of $38.0 million during the 2001 period and an increase in short term borrowings of $46.3 million during the 2000 period. This was partially offset by greater increases during the first six months of 2001 in proceeds from long-term borrowings and increases in interest bearing deposits of $13.0 million and $12.9 million, respectively.

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

    Manufacturers Bank's total risk-based capital ratio was 11.82%, Tier 1 capital to risk-weighted assets ratio was 9.43%, and Tier 1 capital to average asset ratio was 8.17% at June 30, 2001. The FDIC has categorized the bank subsidiary as "well capitalized" at June 30, 2001.

    As of June 30, 2001, the Company's book value per share was $14.22 compared to $11.80 at June 30, 2000. In addition, the Company's tangible book value per share (calculated on a fully tax equivalent basis) was $11.39 at June 30, 2001 compared to $9.76 June 30, 2000.

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

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

    At June 30, 2001, there has been no material change in market risk from December 31, 2000.

PART II.—OTHER INFORMATION

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2001.

MB FINANCIAL, INC.
By:	/s/ MITCHELL FEIGER Mitchell Feiger Chief Executive Officer (Principal Executive Officer)
By:	/s/ JILL E. YORK Jill E. York Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

QuickLinks

MB FINANCIAL, INC. AND SUBSIDIARIES FORM 10-Q JUNE 30, 2001 INDEX
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AVERAGE BALANCES, INTEREST RATES AND YIELDS (Continued) (Dollars in thousands)
VOLUME, MIX AND RATE ANALYSIS OF NET INTEREST INCOME (Dollars in thousands)
SIGNATURES