Form 10-K/A
period 2000-12-31
MB FINANCIAL INC
filed 2001-08-31
CIK 908143

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

    There were issued and outstanding 7,064,515 shares of the Registrant's common stock as of March 09, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001 (to be filed on or before March 31, 2001)	Part III
Index to Exhibits is in Item 14(c)(1). on page 82. This report consists of 137 pages.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

DECEMBER 31, 2000

INDEX

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

  •
  Working capital loans and lines of credit, including accounts receivable and inventory financing

  •
  Equipment loans and leasing

  •
  Business acquisition loans

  •
  Owner occupied real estate loans

  •
  Financial, performance and commercial letters of credit

  Deposit and Cash Management Products:

  •
  Corporate InterConnect - an internet cash management product for businesses

  •
  Zero balance accounts

  •
  Automated tax payments

  •
  ATM access

  •
  Merchant credit card program

  •
  Telephone banking

  •
  Lockbox

  •
  Direct deposit (ACH)

  •
  Account reconciliation

  •
  Controlled disbursement

  •
  Detail and general information reporting

  •
  Wire transfers

  •
  A variety of international banking services

  •
  Checking accounts

  •
  Investment services

    In addition, for real estate operators and investors, Manufacturers Bank also offers the following products:

  •
  Commercial mortgages

  •
  Residential, commercial, retail and industrial construction loans

  •
  Land acquisition and development loans

  •
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

Principal Business Office:
1200 North Ashland Avenue, Chicago, Illinois
Branch Offices:
Central Region
2965 North Milwaukee, Chicago, Illinois 2 South LaSalle Street, Chicago, Illinois(1)
North Region
7557 West Oakton Street, Niles, Illinois(1)
6443 North Sheridan Road, Chicago, Illinois(1)
6101 North Lincoln Avenue, Chicago, Illinois(2)
3232 West Peterson Avenue, Chicago, Illinois
8300 West Belmont, Chicago, Illinois
South Region
3030 East 92nd Street, Chicago, Illinois 901 East Sibley Boulevard, South Holland, Illinois 16255 South Harlem Avenue, Tinley Park, Illinois 17130 South Torrence Avenue, Lansing, Illinois(1)
West Region
2215 York Road, Suite 306, Oak Brook, Illinois(1)
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

	Market Price Range
2000
	High	Low
Quarter ended December 31, 2000	$13.75	$10.50
Quarter ended September 30, 2000	14.13	11.75
Quarter ended June 30, 2000	12.63	8.97
Quarter ended March 31, 2000	12.75	9.50
1999
Quarter ended December 31, 1999	$13.50	$12.50
Quarter ended September 30, 1999	14.50	12.38
Quarter ended June 30, 1999	14.63	12.38
Quarter ended March 31, 1999	16.00	13.38

    MB Financial has not paid dividends in the past and does not anticipate paying cash dividends on its common stock in the future. Any earnings are expected to be used for operations and expansion of the Company's business and working capital. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. Manufactures Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which affect Manufacturers Bank's ability to pay dividends to Manufacturers National Corporation and for Manufacturers National Corporation to pay dividends to MB Financial. Manufacturers Bank's policy requires that dividends cannot be declared in an amount that would cause Manufacturers Bank's capital to fall below the minimum amount required for Manufacturers Bank to be considered "well capitalized" for regulatory purposes. At December 31, 2000, Manufacturers Bank could pay $4.7 million in dividends and comply with the well capitalized regulatory capital requirements. See "Supervision and Regulation—Dividends" in Item 1. hereof and "Liquidity—Corporation Liquidity" under Item 7. hereof.

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

	Year Ended December 31,
	2000	1999	1998	1997	1996
STATEMENT OF INCOME DATA:
Interest income	$104,090	$82,291	$57,632	$51,686	$39,530
Interest expense	59,441	41,767	29,826	25,172	18,180

Net interest income	44,649	40,524	27,806	26,514	21,350
Provision for loan losses	3,090	1,260	750	971	572

Net interest income after provision for loan losses	41,559	39,264	27,056	25,543	20,778
Other income(1)	10,722	9,062	9,940	4,935	2,939
Other expense	35,745	33,560	27,136	24,195	16,868

Income before income taxes and minority interest	16,536	14,766	9,860	6,283	6,849
Applicable income taxes	4,931	4,812	3,605	2,402	2,576

Income before minority interest	11,605	9,954	6,255	3,881	4,273
Minority interest	—	—	—	(432)	(636)

Net income	11,605	9,954	6,255	3,449	3,637
Preferred stock dividend	—	—	1,085	276	—

Net income available to common stockholders	$11,605	$9,954	$5,170	$3,173	$3,637

COMMON SHARE DATA:
Basic earnings per common share	$1.64	$1.51	$1.26	$0.76	$0.88
Diluted earnings per common share	1.64	1.51	1.25	0.76	0.88
Book value per common share	12.99	11.24	11.46	10.20	9.41
Weighted average common shares outstanding(2)	7,064,515	6,586,596	4,093,254	4,151,036	4,143,938
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Cash dividends per common share	—	—	—	—	—

(1)
For the year ended December 31, 1998, other income includes a $4.1 million gain on the sale of Coal City National Bank.

(2)
Common share data for the years ended prior to and including December 31, 1998 were converted at an exchange ratio of 83.5 to 1 due to the Avondale merger.

	At or For the Year Ended December 31,
	2000	1999	1998	1997	1996
BALANCE SHEET DATA:
Cash and due from banks	$31,989	$29,420	$23,669	$36,302	$31,465
Federal funds sold	—	—	20,350	37,400	20,800
Investment securities	233,063	271,313	223,162	141,927	109,981
Loans, gross	1,057,163	903,126	548,353	527,321	388,302
Allowance for loan losses	13,837	12,197	6,344	7,922	4,692
Total assets	1,458,248	1,309,426	871,891	802,696	587,798
Deposits	1,069,264	936,075	645,661	684,060	509,717
Short-term and long-term borrowings	281,210	277,267	167,555	50,428	25,399
Stockholders' equity	91,741	79,378	46,860	52,526	39,126
PERFORMANCE RATIOS:
Return on average assets	0.84%	0.84%	0.76%	0.54%	0.75%
Return on average equity	13.86%	13.79%	11.16%	7.08%	9.74%
Net interest margin on a fully tax equivalent basis	3.62%	3.75%	3.68%	4.12%	4.23%
Loans to deposits	98.87%	96.48%	84.92%	77.09%	76.18%
ASSET QUALITY RATIOS:
Non-performing loans to total loans	0.53%	1.18%	0.89%	1.87%	0.35%
Non-performing assets to total assets	0.39%	0.84%	0.61%	1.70%	0.23%
Allowance for loan losses to total loans	1.31%	1.35%	1.16%	1.50%	1.21%
Non-performing loans to allowance for loan losses	40.62%	87.73%	76.83%	124.73%	28.92%
Net loan charge-offs to average loans	0.15%	0.63%	0.36%	0.07%	0.00%
CAPITAL RATIOS(1)
Tier 1 capital (to risk-weighted assets)	8.49%	8.85%	7.38%	7.09%	8.00%
Total capital (to risk-weighted assets)	9.60%	10.01%	10.00%	10.00%	10.14%
Tier 1 capital (to average assets)	7.38%	7.47%	5.25%	5.15%	6.16%
Average equity to average assets	6.03%	6.06%	6.67%	6.72%	6.57%
OTHER:
Banking facilities	13	12	8	11	6
Full-time equivalent employees	306	312	243	287	199

(1)
Ratios presented are for the Company on a consolidated basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operation of MB Financial, Inc.—Capital Resources."

    The following table sets forth selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2000				Three Months Ended 1999
	December	September	June	March	December	September	June	March
STATEMENT OF INCOME DATA:
Interest Income	$28,127	$27,174	$25,183	$23,606	$22,646	$21,414	$21,401	$16,830
Interest expense	16,436	16,145	14,135	12,725	11,583	10,462	10,841	8,881

Net interest income	11,691	11,029	11,048	10,881	11,063	10,952	10,560	7,949
Provision for loan losses	750	750	840	750	363	363	288	246

Net interest income after provision for loan losses	10,941	10,279	10,208	10,131	10,700	10,589	10,272	7,703
Other income	2,604	2,606	2,740	2,772	2,168	2,749	2,582	1,563
Other expense	9,107	8,719	8,958	8,961	8,596	9,109	8,792	7,063

Income before income taxes	4,438	4,166	3,990	3,942	4,272	4,229	4,062	2,203
Applicable income taxes	1,304	1,216	1,156	1,255	1,390	1,352	1,311	759

Net income available to common stockholders	$3,134	$2,950	$2,834	$2,687	$2,882	$2,877	$2,751	$1,444

Common Share Data:
Basic earnings per common share	$0.44	$0.42	$0.40	$0.38	$0.41	$0.41	$0.39	$0.28
Weighted average common shares outstanding	7,064,515	7,064,515	7,064,515	7,064,515	7,064,515	7,064,515	7,064,515	5,126,289

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

	Year Ended December 31,
	2000			1999			1998
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans(1)(2)	$970,198	$86,017	8.87%	$781,718	$63,887	8.17%	$534,141	$44,929	8.41%
Taxable investment securities	260,021	17,677	6.80	280,666	17,228	6.14	210,826	11,787	5.59
Investment securities exempt from federal income taxes(3)	5,181	475	9.17	5,734	492	8.58	4,448	469	10.55
Federal funds sold	53	3	6.31	16,712	796	4.76	11,335	611	5.39
Other interest bearing deposits	1,416	84	5.92	1,167	60	5.14	—	—	—

Total interest earning assets	1,236,869	104,256	8.43	1,085,997	82,463	7.59	760,750	57,796	7.60

Non-interest earning assets	152,655			104,687			79,753

Total assets	$1,389,524			$1,190,684			$840,503

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$171,732	4,996	2.91	$171,749	4,714	2.74	$141,628	4,517	3.19
Savings deposit	141,159	3,304	2.34	147,597	3,718	2.52	84,092	2,077	2.47
Time deposits	523,459	31,398	6.00	440,982	22,627	5.13	286,718	15,725	5.48
Short-term borrowings	266,863	17,091	6.40	109,375	5,381	4.92	100,391	5,118	5.10
Long-term borrowings	32,264	2,652	8.22	92,270	5,327	5.77	29,923	2,389	7.98

Total interest bearing liabilities	1,135,477	59,441	5.23	961,973	41,767	4.34	642,752	29,826	4.64

Demand deposits
- non-interest bearing	148,209			136,662			127,013
Other non-interest bearing liabilities	22,087			19,842			14,687
Stockholders' equity	83,751			72,207			56,051

Total liabilities and stockholders equity	$1,389,524			$1,190,684			$840,503

Net interest income/interest rate Spread(4)		$44,815	3.20		$40,696	3.25		$27,970	2.96

Net interest margin on a fully tax equivalent basis(5)			3.62%			3.75%			3.68%

Net interest margin(5)			3.61%			3.73%			3.66%

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

	Year Ended December 31,
	2000 Compared to 1999				1999 Compared to 1998
	Change Due to Volume	Change Due to Mix	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Mix	Change Due to Rate	Total Change
INTEREST EARNING ASSETS:
Loans	$9,436	$5,038	$7,656	$22,130	$19,693	$1,132	$(1,867)	$18,958
Taxable investment securities	1,947	(3,214)	1,716	449	4,700	(795)	1,536	5,441
Taxable investment securities exempt from federal income taxes (1)	55	(102)	30	(17)	181	(45)	(113)	23
Federal funds sold	—	(794)	1	(793)	270	20	(105)	185
Other interest bearing deposits	9	4	11	24	18	42	—	60

Total increase (decrease) in interest income	11,447	932	9,414	21,793	24,862	354	(549)	24,667

INTEREST BEARING LIABILITIES:
NOW and money market deposit accounts	712	(762)	332	282	1,818	(857)	(764)	197
Savings deposits	544	(706)	(252)	(414)	1,210	359	72	1,641
Time deposits	4,350	1,497	2,924	8,771	8,026	435	(1,559)	6,902
Short-term borrowings	2,006	5,742	3,962	11,710	1,850	(1,392)	(195)	263
Long-term borrowings	285	(3,749)	789	(2,675)	2,445	2,533	(2,040)	2,938

Total increase (decrease) in interest expense	7,897	2,022	7,755	17,674	15,349	1,078	(4,486)	11,941

Increase (decrease) in net interest income	$3,550	$(1,090)	$1,659	$4,119	$9,513	$(724)	$3,937	$12,726

  (1)
  Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

  Other Income

    For the year ended December 31, 2000, other income increased $1.6 million, or 18.3%, to $10.7 million from $9.1 million for the year ended December 31, 1999. The $1.7 million increase was attributable to the increase in cash surrender value of life insurance, $1.2 million increase in the Company's lease financing income (approximately $530 thousand of which was the result of gains on residual dispositions at the end of lease terms, and $336 thousand was due to a write down in the residual value of lease equipment in the fourth quarter of 1999) and a $750 thousand increase in other operating income (including a $196 thousand gain on the sale of other real estate owned and a $130 thousand increase in automated teller machine fees). Offsetting these increases was a $2.1 million decrease in loan service fees, primarily due to a $975 thousand write down in the value of interest only receivables as a result of an increase in the Company's charge-off assumptions for the 97-2 and 98-1 securitization trusts and a $962 thousand decrease in servicing fees due to expected principal reductions of home equity loans which were securitized and reductions in related fees. We continue to expect servicing fees to decline as the outstanding principal of these home equity loans decline.

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

    The following table sets forth the amortized cost and fair value of the Company's securities by accounting classification category and by type of security as indicated (in thousands):

	At December 31, 2000		At December 31, 1999		At December 31, 1998
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Treasury securities	$—	$—	$—	$—	$128,630	$128,748
U.S. Government agencies	85,044	84,221	99,891	97,691	80,089	80,411
States and political subdivisions	4,505	4,650	5,164	5,366	—	—
Mortgage-backed securities	93,248	92,456	120,114	118,948	2,779	2,861
Corporate bonds	43,085	39,250	43,092	40,564	—	—
Other securities	1,088	1,280	962	958	—	—
Investment in equity lines of credit trusts	11,206	11,206	7,786	7,786	—	—

Total securities available for sale	$238,176	$233,063	$277,009	$271,313	$211,498	$212,020

Securities Held to Maturity:
States and political subdivisions	$—	$—	$—	$—	$5,524	$5,912
Mortgage-backed securities	—	—	—	—	4,651	4,648
Other securities	—	—	—	—	967	969

Total securities held to maturity	$—	$—	$—	$—	$11,142	$11,529

    At December 31, 1999 the Company transferred held to maturity securities with an amortized cost of $9.7 million to available for sale securities and recorded as a component of equity, unrealized gain of $24 thousand net of $13 thousand of deferred taxes.

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

    The following table sets forth certain information regarding contractual maturities and the weighted average yields of the Company's portfolio at December 31, 2000 (dollars in thousands):

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years Through Ten Years		Due After Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Securities available for sale:
U.S. Government agencies	$54,771	5.43%	$12,259	6.09%	$16,185	6.26%	$1,006	7.00%
States and political subdivision(1)	1,888	5.34%	2,509	7.80%	—	—	253	3.46%
Mortgage-backed securities(2)	—	—	551	7.00%	5,464	5.89%	86,441	7.03%
Corporate bonds	4,978	7.13%	2,790	13.37%	—	—	31,482	8.51%
Other securities	25	7.63%	873	6.17%	—	—	382	—
Investments in equity lines of credit trusts	—	—	11,206	6.19%	—	—	—	—

Total	$61,662		$30,188		$21,649		$119,564

(1)
Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.

(2)
These securities are presented based upon contractual maturities.

  Loan Portfolio

    The following table sets forth the composition of the loan portfolio (dollars in thousands):

	At December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Manufacturers Bank—core business:
Commercial	$229,239	21.68%	$154,833	17.14%	$122,094	22.27%	$112,010	21.24%	$94,066	24.22%
Commercial loans collateralized by assignment of lease payments	245,212	23.20%	186,895	20.69%	89,301	16.28%	85,658	16.25%	113,960	29.35%
Commercial real estate	312,714	29.58%	249,107	27.58%	226,455	41.30%	162,487	30.81%	91,251	23.50%
Residential real estate	105,436	9.97%	129,040	14.29%	54,741	9.98%	94,587	17.94%	67,541	17.39%
Construction real estate	46,664	4.41%	58,447	6.47%	21,059	3.84%	37,079	7.03%	7,057	1.82%
Installment and other	57,014	5.39%	39,583	4.38%	34,703	6.33%	35,500	6.73%	14,427	3.72%

Total loans—core business	996,279	94.23%	817,905	90.55%	548,353	100.00%	527,321	100.00%	388,302	100.00%

Acquired from Avondale Federal Savings Bank—non-core business:
Residential real estate	12,589	1.19%	14,593	1.62%	—	—	—	—	—	—
Credit scored residential real estate	19,587	1.86%	34,254	2.83%	—	—	—	—	—	—
Credit scored installment(1)	22,226	2.11%	25,482	3.79%	—	—	—	—	—	—
Installment and other	6,482	0.61%	10,892	1.21%	—	—	—	—	—	—

Total loans—non-core business	60,884	5.77%	85,221	9.45%	—	—	—	—	—	—

Gross loans	1,057,163	100.00%	903,126	100.00%	548,353	100.00%	527,321	100.00%	388,302	100.00%
Allowance for loan losses	(13,837)		(12,197)		(6,344)		(7,922)		(4,692)

Net loans	$1,043,326		$890,929		$542,009		$519,399		$383,610

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

  Loan Maturities

    The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2000 (in thousands):

	Due in One Year or Less		Due After One Year Through Five Years		Due After Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial loans, commercial loans collateralized by assignment of lease payments and construction real estate loans	$131,340	$223,279	$164,925	$—	$1,571	$—	$521,115

  Asset Quality

    The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2000	1999	1998	1997	1996
Non-accruing loans:
Manufacturers Bank—core business	$2,529	$3,670	$4,789	$9,879	$454
Acquired from Avondale Federal Savings Bank—non-core business	2,852	7,031	—	—	—

Total non-accruing loans	5,381	10,701	4,789	9,879	454

Loans 90 days or more past due, still accruing interest:
Manufacturers Bank—core business	239	—	85	2	903
Acquired from Avondale Federal Savings Bank—non-core business	—	—	—	—	—

Total loans 90 days or more past due, still accruing interest	239	—	85	2	903

Total non-performing loans	5,620	10,701	4,874	9,881	1,357

Other real estate owned:
Manufacturers Bank—core business	—	159	442	3,726	—
Acquired from Avondale Federal Savings Bank—non-core business	—	194	—	—	—

Total other real estate owned	—	353	442	3,726	—

Other repossessed assets:
Acquired from Avondale Federal Savings Bank—non-core business	101	—	—	—	—

Total non-performing assets	$5,721	$11,054	$5,316	$13,607	$1,357

Total non-performing loans to total loans	0.53%	1.18%	0.89%	1.87%	0.35%
Allowance for loan losses to non-performing loans	246.21%	113.98%	130.16%	80.17%	345.76%
Total non-performing assets to total assets	0.39%	0.84%	0.61%	1.70%	0.23%

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

    The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

	Year Ended December 31,
	2000	1999	1998	1997	1996
Balance at beginning of period	$12,197	$6,344	$7,922	$4,692	$4,134
Decreases resulting from sale of subsidiary	—	—	(399)	—	—
Additions resulting from acquisitions	—	—	—	2,574	—
Additions resulting from merger	—	9,489	—	—	—
Provision for loan losses	3,090	1,260	750	971	572
Charge-offs:
Manufacturers Bank—core business:
Commercial	120	126	5	178	—
Commercial loans collateralized by assignment of lease payments	—	377	841	—	—
Commercial real estate	—	139	776	—	—
Residential real estate	—	259	133	97	—
Construction real estate	524	972	315	—	—
Installment and other	17	25	20	68	29

Total charge-offs—core business	661	1,898	2,090	343	29

Acquired from Avondale Federal Savings Bank—non-core business:
Residential real estate	189	4	—	—	—
Credit scored mortgage loans	1,961	3,039	—	—	—
Installment and other	164	557	—	—	—

Total charge-offs—non-core business	2,314	3,600	—	—	—

Total charge-offs	2,975	5,498	2,090	343	29

Recoveries:
Manufacturers Bank—core business:
Commercial	21	—	35	—	15
Commercial loans collateralized by assignment of lease payments	128	—	—	—	—
Commercial real estate	341	33	—	—	—
Residential real estate	4	5	89	—	—
Construction real estate	(11)	—	—	10	—
Installment and other	13	7	37	18	—

Total recoveries—core business	496	45	161	28	15

Acquired from Avondale Federal Savings Bank—non-core business:
Residential real estate	—	2	—	—	—
Credit scored mortgage loans	975	549	—	—	—
Installment and other	54	6	—	—	—

Total recoveries—non-core business	1,029	557	—	—	—

Total recoveries	1,525	602	161	28	15

Net charge-offs	1,450	4,896	1,929	315	14

Balance at December 31,	$13,837	$12,197	$6,344	$7,922	$4,692

Total loans at December 31,	$1,057,163	$903,126	$548,353	$527,321	$388,302
Ratio of allowance to total loans	1.31%	1.35%	1.16%	1.50%	1.21%

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

    The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$1,842	21.68%	$1,141	17.14%	$1,018	22.27%	$1,430	21.24%	$1,030	24.22%
Commercial loans collateralized by assignment of lease payments	847	23.20%	746	20.69%	281	16.28%	215	16.25%	285	29.35%
Real estate	3,761	42.60%	3,625	46.32%	1,968	51.28%	2,695	48.75%	554	40.89%
Real estate construction	1,000	4.41%	395	6.47%	—	3.84%	—	7.03%	—	1.82%
Installment	2,540	8.11%	3,684	9.38%	278	6.33%	73	6.73%	55	3.72%
Unallocated	3,847	—	2,606	—	2,799	—	3,509	—	2,768	—

Total	$13,837	100.00%	$12,197	100.00%	$6,344	100.00%	$7,922	100.00%	$4,692	100.00%

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

    The following table sets forth for each acquisition the core deposit intangibles and goodwill amortization expense for the last five years and the expected expense for 2001 to 2005 (in thousands):

	Planned Amortization Year Ended December 31,
	2005	2004	2003	2002	2001
Manufacturers National Corporation (1992)	$102	$102	$102	$102	$121
Peterson Bank (1995)	313	318	368	530	730
U.S. Bancorp, Inc. (1997)	472	606	712	725	828
Avondale Financial Corp. (1999)	55	55	55	55	55

Total intangibles amortization expense	$942	$1,081	$1,237	$1,412	$1,734

	Actual Amortization Year Ended December 31,
	2000	1999	1998	1997	1996
Coal City National Bank (1984)	$—	$—	$—	$9	$9
Manufacturers National Corporation (1992)	87	124	267	382	497
Peterson Bank (1995)	770	1,259	1,026	1,196	1,515
U.S. Bancorp, Inc. (1997)	1,043	1,089	1,961	1,734	—
Avondale Financial Corp. (1999)	55	—	—	—	—

Total intangibles amortization expense	$1,955	$2,472	$3,254	$3,321	$2,021

  Interest Only Receivables

    In 1996, 1997 and 1998, Avondale Federal Savings Bank securitized certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans. The securitizations were done using qualified special purpose entities (securitization trusts). Avondale Federal Savings Bank received annual servicing fees and rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received the return for which they had contracted. In addition, Avondale Federal Savings Bank retained a security interest in the securitization trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the Avondale merger the Company acquired servicing rights related to these loans, the retained security interest in the securitization trusts and interest only receivables. The annual servicing fees received by the Company approximate 0.75% of the outstanding loan balance. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the securitization trusts are generally restricted until investors have been fully paid and is subordinate to investor's interest. The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts. The Company estimates fair value of these securities by using prices paid for similar securities.

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

    The following table shows the results of the Company's assumptions used to estimate the fair value at December 31, 2000 (dollars in thousands):

	Interest Only Receivables Pools
	96-1	97-1	97-2	98-1
	Adjustable(1)	Adjustable(1)	Adjustable(1)	Adjustable(1)
Estimated fair value	$2,867	$2,477	$2,294	$2,900
Prepayment speed	35.00%	35.00%	35.00%	35.00%
Remaining weighted-average life (in years) (2)	0.99	1.20	1.63	1.96
Expected remaining credit losses (3)	2.66%	5.21%	8.44%	7.05%
Residual cash flows discounted at	12.00%	12.00%	12.00%	12.00%
Loans outstanding at December 31, 2000	$15,320	$19,081	$25,226	$44,060
Retained interest in equity lines of credit trusts	3,998	3,677	1,635	1,897

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

    Subsequent to December 31, 2000 the Company acquired in the market 100% of the securities outstanding in the 97-2 securitization trust held by investors. After the acquisition, the Company applied purchase accounting and the securitization trust and its activities were consolidated into the Company's financial statements.

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

    The following table sets forth the maturities of certificates of deposits and other time deposits at December 31, 2000 and December 31, 1999 (in thousands):

	At December 31, 2000	At December 31, 1999
	(In thousands)	(In thousands)
Certificates of deposit $100,000 or more
Maturing within three months	92,860	132,260
After three but within six months	53,861	17,999
After six but within twelve months	88,489	36,053
After twelve months	77,971	5,820

Total certificates of deposit $100,000 or more	313,181	192,132

Other Certificates of deposit
Maturing within three months	50,863	114,074
After three but within six months	84,807	93,867
After six but within twelve months	91,491	42,963
After twelve months	61,336	30,842

Total other certificates of deposit	288,497	281,746

Total time deposits	601,678	473,878

    Borrowings.  The Company has access to a variety of borrowing sources and uses short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, Federal Home Loan Bank advances and correspondent bank lines of credit. From time to time, the Company enters into short- term low-risk arbitrage transactions pursuant to which it purchases U.S. Treasury securities as well as mortgage backed securities, and a few days later permanently funds the purchase by entering into a reverse repurchase agreement with a securities dealer. These transactions have the effect of inflating short-term borrowings. The Company also offers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements. As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased. Short-term borrowings increased $5.0 million at December 31, 2000 compared to December 31, 1999.

    The following table sets forth certain information regarding the short-term borrowings of the Company for the periods indicated (dollars in thousands):

	At December 31,
	2000	1999	1998
Federal funds purchased:
Average balance outstanding	$56,738	$5,968	$2,286
Maximum outstanding at any month-end during the period	95,000	56,000	13,400
Balance outstanding at end of period	30,425	56,000	—
Weighted average interest rate during the period	6.54%	5.78%	5.77%
Weighted average interest rate at end of the period	6.66%	5.79%	—
Securities sold under agreements to repurchase:
Average balance outstanding	$59,761	$68,270	$91,180
Maximum outstanding at any month-end during the period	70,779	131,244	179,023
Balance outstanding at end of period	60,788	55,681	127,288
Weighted average interest rate during the period	6.58%	4.57%	5.09%
Weighted average interest rate at end of the period	6.25%	5.31%	4.64%
U.S. Treasury demand notes:
Average balance outstanding	$1,816	$2,272	$3,056
Maximum outstanding at any month-end during the period	2,900	6,103	6,150
Balance outstanding at end of period	2,801	2,888	3,233
Weighted average interest rate during the period	5.80%	4.58%	5.04%
Weighted average interest rate at end of the period	6.41%	4.55%	4.77%
Federal Home Loan Bank advances:
Average balance outstanding	$141,612	$31,123	$—
Maximum outstanding at any month-end during the period	145,000	125,000	—
Balance outstanding at end of period	145,000	125,000	—
Weighted average interest rate during the period	6.40%	5.54%	—
Weighted average interest rate at end of the period	6.66%	5.82%	—
Correspondent bank lines of credit:
Average balance outstanding	$6,936	$1,742	$—
Maximum outstanding at any month-end during the period	10,600	5,000	—
Balance outstanding at end of period	10,600	5,000	—
Weighted average interest rate during the period	7.40%	6.47%	—
Weighted average interest rate at end of the period	8.25%	7.43%	—
Other short-term borrowings:
Average balance outstanding	$—	$—	$3,869
Maximum outstanding at any month-end during the period	—	—	5,937
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	—	—	4.99%
Weighted average interest rate at end of the period	—	—	—

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2000
Total capital (to risk-weighted assets):
MB Financial, Inc.	$119,682	9.60%	$99,749	8.00%	$	N/A	N/A	%
Manufacturers Bank	129,342	10.38	99,675	8.00		124,593	10.00
Tier 1 capital (to risk-weighted assets):
MB Financial, Inc.	105,845	8.49	49,874	4.00		N/A	N/A
Manufacturers Bank	115,505	9.27	49,837	4.00		74,756	6.00
Tier 1 capital (to average assets):
MB Financial, Inc.	105,845	7.38	57,365	4.00		N/A	N/A
Manufacturers Bank	115,505	8.06	57,304	4.00		71,630	5.00
As of December 31, 1999
Total capital (to risk-weighted assets):
MB Financial, Inc.	105,291	10.01	84,134	8.00		N/A	N/A
Manufacturers Bank	108,506	10.34	83,978	8.00		104,972	10.00
Tier 1 capital (to risk-weighted assets):
MB Financial, Inc.	93,094	8.85	42,067	4.00		N/A	N/A
Manufacturers Bank	96,309	9.17	41,989	4.00		62,983	6.00
Tier 1 capital (to average assets):
MB Financial, Inc.	93,094	7.47	49,841	4.00		N/A	N/A
Manufacturers Bank	96,309	7.74	49,797	4.00		62,246	5.00

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

    The following table sets forth the Company's cash earnings (dollars in thousands):

	Year Ended December 31,
	2000	1999	1998
Net Income	$11,605	$9,954	$6,255
Goodwill amortization	832	815	952
Core deposit intangibles amortization (net of tax)	730	1,077	1,519

Cash earnings	13,167	11,846	8,726
Preferred dividends	—	—	(1,085)

Cash earnings to common stockholders	$13,167	$11,846	$7,641

Average tangible assets (3)	$1,375,070	$1,175,002	$822,294
Average tangible equity (4)	$73,695	$57,939	$37,842
Performance ratios: (1) (2)
Cash return on average tangible assets	0.96%	1.01%	0.93%
Cash return on average tangible equity	17.87%	20.45%	20.19%

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

	Time to Maturity Or Repricing
	0 - 90 Days	91 - 365 Days	1 - 5 Years	Over 5 Years	Total
INTEREST EARNING ASSETS:
Loans(1)	$582,657	$123,250	$290,140	$55,735	$1,051,782
Investment securities	10,135	51,526	30,188	141,214	233,063

Total interest earning assets	$592,792	$174,776	$320,328	$196,949	$1,284,845

INTEREST BEARING LIABILITIES:
NOW and money market deposit accounts	$44,831	$44,831	$89,662	$—	$179,324
Savings deposits	32,756	32,756	65,513	—	131,025
Time deposits	143,723	318,647	83,250	56,058	601,678
Short-term borrowings	169,014	80,600	—	—	249,614
Long-term borrowings	—	2,741	3,855	25,000	31,596

Total interest bearing liabilities	$390,324	$479,575	$242,280	$81,058	$1,193,237

Rate sensitive assets (RSA)	$592,792	$767,568	$1,087,896	$1,284,845	$1,284,845
Rate sensitive liabilities (RSL)	390,324	869,899	1,112,179	1,193,237	1,193,237
Cumulative GAP (GAP=RSA-RSL)	202,468	(102,331)	(24,283)	91,608	91,608
RSA/Total assets	40.65%	52.64%	74.60%	88.11%	88.11%
RSL/Total assets	26.77%	59.65%	76.27%	81.83%	81.83%
GAP/Total assets	13.88%	(7.02)%	(1.67)%	6.28%	6.28%
GAP/RSA	34.15%	(13.33)%	(2.23)%	7.13%	7.13%

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

    Based on simulation modeling at December 31, 2000 and 1999, the Company's net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

Change in Net Interest Income Over One Year Horizon
	At December 31, 2000		At December 31, 1999
Changes in Levels of Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+ 2.00%	$(728)	(1.54)%	$(2,190)	(4.57)%
+ 1.00	(357)	(0.76)	(1,131)	(2.36)
(1.00)	337	0.71	1,047	2.18
(2.00)	584	1.24	2,131	4.44

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

/s/ MITCHELL FEIGER	/s/ JILL E. YORK
Mitchell Feiger President and Chief Executive Officer	Jill E. York Vice President and Chief Financial Officer

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

McGladrey & Pullen, LLP

Schaumburg, Illinois
February 9, 2001

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

(Amounts in Thousands)

	2000	1999
ASSETS
Cash and due from banks	$31,989	$29,420
Other interest bearing deposits	2,300	1,487
Investment securities available for sale	233,063	271,313
Stock in Federal Home Loan Bank	7,290	6,290
Loans (net of allowance for loan losses of $13,837 at December 31, 2000 and $12,197 at December 31, 1999)	1,043,326	890,929
Lease investments, net	45,344	38,034
Premises and equipment, net	15,465	15,304
Cash surrender value of life insurance	31,703	—
Interest only receivables	10,538	13,821
Intangibles, net	14,466	16,265
Other assets	22,764	26,563

Total Assets	$1,458,248	$1,309,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$157,237	$145,059
Interest bearing	912,027	791,016

Total Deposits	1,069,264	936,075
Short-term borrowings	249,614	244,569
Long-term borrowings	31,596	32,698
Other liabilities	16,033	16,706

Total Liabilities	1,366,507	1,230,048

Stockholders' Equity
Common stock ($.01 par value; authorized 20,000,000 shares; issued 7,064,515 shares)	71	71
Additional paid-in capital	50,656	50,656
Retained earnings	43,791	32,186
Accumulated comprehensive loss	(2,777)	(3,535)

Total Stockholders' Equity	91,741	79,378

Total Liabilities and Stockholders' Equity	$1,458,248	$1,309,426

See Notes to the Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(Amounts in Thousands Except Common Share Data)

	2000	1999	1998
Interest income:
Loans, including fees	$86,017	$63,887	$44,929
Investment securities:
Taxable	17,677	17,228	11,787
Nontaxable	309	320	305
Federal funds sold	3	796	611
Other interest bearing deposits	84	60	—

Total Interest Income	104,090	82,291	57,632

Interest expense:
Deposits	39,698	31,059	22,319
Short-term borrowings	17,091	5,381	5,118
Long-term borrowings	2,652	5,327	2,389

Total Interest Expense	59,441	41,767	29,826

Net Interest Income	44,649	40,524	27,806
Provision for loan losses	3,090	1,260	750

Net Interest Income after Provision for Loan Losses	41,559	39,264	27,056

Other income:
Loan service fees	1,445	3,532	374
Deposit service fees	3,397	3,304	3,174
Lease financing, net	1,926	724	1,418
Increase in cash surrender value of life insurance	1,703	—	—
Net gains on sale of securities available for sale	—	1	167
Gain on sale of Coal City National Bank	—	—	4,099
Other operating income	2,251	1,501	708

	10,722	9,062	9,940

Other expenses:
Salaries and employee benefits	18,396	17,214	12,954
Occupancy and equipment expense	6,783	6,085	4,402
Intangibles amortization expense	1,955	2,472	3,254
Advertising and marketing expense	1,745	910	730
Other operating expenses	6,866	6,879	5,796

	35,745	33,560	27,136

Income Before Income Taxes	16,536	14,766	9,860
Income taxes	4,931	4,812	3,605

Net Income	11,605	9,954	6,255
Preferred stock dividend	—	—	1,085

Net Income Available to Common Stockholders	$11,605	$9,954	$5,170

Basic earnings per common share	$1.64	$1.51	$1.26

Diluted earnings per common share	$1.64	$1.51	$1.25

Weighted average common shares outstanding	7,064,515	6,586,596	4,093,254

Weighted average common shares outstanding including dilutive shares	7,072,134	6,598,058	4,130,996

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(Amounts in Thousands Except Common and Preferred Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Balance, December 31, 1997	$10,200	$497	$24,446	$17,062	$321	$52,526

Purchase and retirement of 68 shares of preferred stock	(10,200)	—	—	—	—	(10,200)

Purchase and retirement of 750 shares of common stock	—	(7)	(652)	—	—	(659)

Dividends paid on preferred stock	—	—	—	(1,085)	—	(1,085)

Comprehensive income:
Net income	—	—	—	6,255	—	6,255
Other comprehensive income (loss):
Unrealized securities gains arising during the year, net of tax of $77	—	—	—	—	133	133
Reclassification adjustments for gains on sale of investments included in net income, net of tax of $57	—	—	—	—	(110)	(110)

Comprehensive income						6,278

Balance, December 31, 1998	—	490	23,794	22,232	344	46,860

Purchase and retirement of 89 shares of common stock	—	—	(1)	—	—	(1)

Merger with Avondale Financial Corp.	—	(419)	26,863	—	—	26,444

Comprehensive income:
Net income	—	—	—	9,954	—	9,954
Other comprehensive income (loss):
Unrealized securities losses arising during the year, net of tax of $2,172	—	—	—	—	(4,045)	(4,045)
Unrealized interest only receivables gains arising during the year, net of tax of $90	—	—	—	—	167	167
Reclassification adjustments for gains on sale of investments included in net income, net of tax	—	—	—	—	(1)	(1)

Comprehensive income						6,075

Balance, December 31, 1999	—	71	50,656	32,186	(3,535)	79,378

Comprehensive income:
Net income	—	—	—	11,605	—	11,605
Other comprehensive income:
Unrealized securities gains arising during the year, net of tax of $205	—	—	—	—	378	378
Unrealized interest only receivables gains arising during the year, net of tax of $205	—	—	—	—	380	380

Comprehensive income						12,363

Balance, December 31, 2000	$—	$71	$50,656	$43,791	$(2,777)	$91,741

See Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(Amounts in Thousands)

	2000	1999	1998
Cash Flows From Operating Activities
Net income	$11,605	$9,954	$6,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,598	10,742	8,916
(Gain) on disposal of premises and equipment and leased equipment	(991)	(12)	(356)
(Gain) on sale of Coal City National Bank	—	—	(4,099)
Amortization of intangibles	1,955	2,472	3,254
Provision for loan losses	3,090	1,260	750
Provision for deferred income taxes	842	2,692	158
Bond (accretion), net	(134)	(1,244)	(3,721)
Securities (gains), net	—	(1)	(167)
(Gain) on sale of loans	—	—	(139)
Proceeds from sale of loans	—	—	8,855
Loans originated for sale	—	—	(8,716)
(Increase) in cash surrender value of life insurance	(1,703)	—	—
Write-down in the value of interest only receivables	975	—	—
Decrease in other assets	3,794	3,743	2,389
(Decrease) in other liabilities	(673)	(5,873)	(702)

Net Cash Provided by Operating Activities	33,358	23,733	12,677

Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	—	30,040	255,006
Proceeds from maturities and calls of securities available for sale	42,577	178,058	—
Proceeds from maturities and calls of securities held to maturity	—	1,482	1,549
Purchase of securities available for sale	(3,860)	(71,218)	(341,905)
Purchase of securities held to maturity	—	—	(7,553)
Purchase of stock in Federal Home Loan Bank	(1,000)	(1,000)	(1,999)
Proceeds from redemption of stock in Federal Home Loan Bank	—	2,614	—
Federal funds sold, net	—	65,850	(2,450)
Other interest bearing deposits, net	(813)	(15)	—
Increase in loans, net of principal collections	(156,412)	(155,108)	(41,209)
Purchases of premises and equipment and leased equipment	(28,272)	(28,182)	(13,025)
Proceeds from sales of premises and equipment and leased equipment	6,578	79	3,628
Principal collected on lease investments	544	388	659
Purchase of minority interests	(156)	—	(2,328)
Proceeds from sale of Coal City National Bank, net of cash retained by Coal City National Bank	—	—	5,481
Purchase of life insurance	(30,000)	—	—
Cash acquired through merger with Avondale Financial Corp.	—	7,224	—
Proceeds received from interest only receivables	2,893	445	—

Net Cash Provided by (used in) Investing Activities	(167,921)	30,657	(144,146)

Cash Flows From Financing Activities
Net increase in noninterest bearing deposits	12,178	16,841	3,153
Net increase (decrease) in interest bearing deposits	121,011	(69,388)	10,500
Net increase in short-term borrowings	5,045	108,998	112,508
Proceeds from long-term borrowings	2,786	2,414	32,667
Principal paid on long-term borrowings	(3,888)	(107,503)	(28,048)
Purchase and retirement of common stock	—	(1)	(659)
Purchase and retirement of preferred stock	—	—	(10,200)
Dividends paid on preferred stock	—	—	(1,085)

Net Cash Provided by (used in) Financing Activities	137,132	(48,639)	118,836

Net Increase (decrease) in Cash and Due From Banks	$2,569	$5,751	$(12,633)
Cash and due from banks:
Beginning	29,420	23,669	36,302

Ending	$31,989	$29,420	$23,669

(continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(Amounts in Thousands)

	2000	1999	1998
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$37,059	$31,344	$22,363
Other interest paid	19,207	10,778	6,917
Income taxes paid, net of refunds	511	4,799	4,310
Supplemental Schedule of Noncash Investing Activities
Merger with Avondale Financial Corp.
Noncash assets acquired:
Securities available for sale		$183,700
Stock in Federal Home Loan Bank		5,290
Federal funds sold		45,500
Other interest bearing deposits		1,472
Loans, net		203,355
Premises and equipment		2,939
Accrued interest and other assets		20,358
Intangibles, net		443
Interest only receivables		14,009

		477,066

Liabilities assumed:
Interest bearing deposits		342,961
Short-term borrowings		5,000
Long-term borrowings		100,803
Other liabilities		7,982

		456,746
Net Noncash Assets Acquired		20,320

Cash Acquired		$7,224

Sale of Coal City National Bank
Assets sold:
Cash			$2,319
Securities available for sale			15,418
Securities held to maturity			173
Federal funds sold			19,500
Loans, net			17,573
Premises and equipment, net			696
Other			317

			55,996

Liabilities sold:
Deposits			52,052
Other			243

			52,295

Net Assets Sold			$3,701

Cash Received			$7,800

Transfer of long-term Federal Home Loan Bank advances to short-term classification	$—	$50	$—
Real estate acquired in settlement of losses	$925	$497	$276

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

    Interest Only Receivables and Other Retained Interests:  Retained interest in securitizations consisting of interest only receivables represents the present value of future cash flows based on the "excess spread" on the underlying loans securitized through qualified special purpose entities and reflects estimates of prepayments, servicing fees, operating expenses, credit losses and other factors. The interest only receivables are amortized as cash flows are received. The fair value of the interest only receivables are evaluated on a quarterly basis for impairment. The Company accounts for its interest only receivables as available-for-sale and any adjustment to the fair value of the receivable is included in comprehensive income unless such adjustment is considered by management to be other than temporary. The Company's retained security interest consisting of investments in equity lines of credit trusts are included with investment securities available for sale on the balance sheet. Fair values are estimated by prices paid for similar securities.

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

    Servicing Income:  Under servicing agreements for all Company securitizations, servicing fees are earned and paid monthly. Servicing Income is recognized when earned for securitization transactions. All servicing costs are charged to expense as incurred. In the event delinquencies and/or losses on any portfolio serviced exceed specified levels, the Company may be required to transfer the servicing of the portfolio to another servicer. The Company has not established any servicing assets or liabilities in connection with its securitizations as the revenues from contractually specified servicing fees and other ancillary sources have been just adequate to compensate the Company for its servicing responsibilities.

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

    Earnings per common share have been computed for the years ended December 31, 2000, 1999 and 1998 based on the following (in thousands except common share data):

	2000	1999	1998
Net income	$11,605	$9,954	$6,255
Less:
Preferred stock dividends	—	—	1,085

Net income applicable to common stock	$11,605	$9,954	$5,170

Weighted average common shares outstanding	7,064,515	6,586,596	4,093,254
Effect of dilutive options	7,619	11,462	37,742

Weighted average common shares outstanding used to calculate diluted earnings per common share	7,072,134	6,598,058	4,130,996

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

    Segment Reporting:  The Company is managed as one unit and does not have separate operating segments. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions.

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

    Unaudited pro forma consolidated results of operation for the years ended December 31, 1999 and 1998 are as follows (in thousands except earnings per share data):

	1999	1998
Net interest income	$43,057	$44,614

Net income	8,222	1,115

Net income available to common stockholders	8,222	30

Basic earnings per common share	$1.17	$0.00

Diluted earnings per common share	$1.17	$0.00

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

Note 4.  Investment Securities

    Carrying amounts and fair values of securities available for sale are summarized as follows:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2000:
U.S. Government agencies	$85,044	$98	$(921)	$84,221
States and political subdivisions	4,505	153	(8)	4,650
Mortgage-backed securities	93,248	150	(941)	92,456
Corporate bonds	43,085	123	(3,959)	39,250
Other securities	1,088	192	—	1,280
Investments in equity lines of credit trusts	11,206	—	—	11,206

Totals	$238,176	$716	$(5,829)	$233,063

December 31, 1999:
U.S. Government agencies	$99,891	$—	$(2,200)	$97,691
States and political subdivisions	5,164	202	—	5,366
Mortgage-backed securities	120,114	—	(1,166)	118,948
Corporate bonds	43,092	—	(2,528)	40,564
Other securities	962	—	(4)	958
Investments in equity lines of credit trusts	7,786	—	—	7,786

Totals	$277,009	$202	$(5,898)	$271,313

    Gross realized gains and losses from the sale of securities available for sale are as follows:

	For the Years Ended December 31,
	2000	1999	1998
Realized gains	$—	$18	$169
Realized losses	—	(17)	(2)

Net gains	$—	$1	$167

    At December 31, 1999, the Company transferred held to maturity securities with an amortized cost of $9,473,000 to available for sale securities and recorded as a component of equity, unrealized gain of $24,700, net of $13,300 deferred taxes.

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

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$61,878	$61,662
Due after one year through five years	29,541	29,637
Due after five years through ten years	16,455	16,185
Due after ten years	37,054	33,123
Mortgage-backed securities	93,248	92,456

Totals	$238,176	$233,063

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

Note 5.  Loans

    Loans consist of:

	December 31,
	2000	1999
Manufacturers Bank—core business:
Commercial	$474,451	$341,728
Commercial real estate	312,714	249,107
Residential real estate	105,436	129,040
Construction real estate	46,664	58,447
Installment and other	57,014	39,583

Total Manufacturers Bank loans—core business	996,279	817,905

Acquired from Avondale Federal Savings Bank—non-core business:
Residential real estate	12,589	14,593
Credit scored mortgage loans	41,813	59,736
Installment and other	6,482	10,892

Total Avondale Federal Savings Bank loans—non-core business	60,884	85,221

Gross loans	1,057,163	903,126
Allowance for loan losses	(13,837)	(12,197)

LOANS, NET	$1,043,326	$890,929

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

    Information about impaired loans as of and for the years ended December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999	1998
Loans for which there were related allowance for credit losses	$1,390	$1,503	$2,263
Other impaired loans	—	41	—

TOTAL IMPAIRED LOANS	$1,390	$1,544	$2,263

Average monthly balance of impaired loans	$1,823	$2,088	$290
Related allowance for credit losses	$80	$222	$350
Interest income recognized on a cash basis	$279	$299	$114

    Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2000	1999	1998
Balance, beginning	$12,197	$6,344	$7,922
Decreases resulting from sale of subsidiary	—	—	(399)
Addition resulting from merger of Avondale Financial Corporation	—	9,489	—
Provision for loan losses	3,090	1,260	750
Charge-offs:
Manufacturers Bank—core business	661	1,898	2,090
Avondale Federal Savings Bank—non-core business	2,314	3,600	—

Total charge-offs	2,975	5,498	2,090

Recoveries:
Manufacturers Bank—core business	496	45	161
Avondale Federal Savings Bank—non-core business	1,029	557	—

Total recoveries	1,525	602	161

Net charge-offs	1,450	4,896	1,929

Balance, ending	$13,837	$12,197	$6,344

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

Balance, beginning	$2,297
Additions	4,720
Principal payments and other reductions	(612)

Balance, ending	$6,405

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

    Lease investments by categories follow:

	December 31,
	2000	1999
Direct financing leases:
Minimum lease payments receivable	$1,925	$250
Estimated residual value	297	288
Less unearned lease income	(375)	(7)

	1,847	531

Operating leases:
Equipment, at cost	74,491	59,931
Less accumulated depreciation	(30,994)	(22,428)

	43,497	37,503

Lease investments, net	$45,344	$38,034

    The minimum lease payments receivable for direct financing leases and operating leases are due as follows for the years ending December 31,:

Year	Direct Financing	Operating
2001	$700	$12,685
2002	700	9,122
2003	525	5,963
2004	—	3,784
2005	—	490
2006	—	4

	$1,925	$32,048

    Income from lease investments is composed of:

	Years Ended December 31,
	2000	1999	1998
Rental income on operating leases	$13,333	$9,255	$8,051
Income from lease payments on direct financing leases	18	35	77
Gain on sale of leased equipment	530	6	389

Income on lease investments, gross	13,881	9,296	8,517
Less:
Write down of residual value of equipment	—	(336)	—
Depreciation on operating leases	(11,955)	(8,236)	(7,099)

Income from lease investments, net	$1,926	$724	$1,418

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

    At December 31, 2000, the following schedule represents the residual values for operating leases in the year initial lease terms end:

End of Initial Lease Terms December 31,	Residual Values
2000	$185
2001	2,066
2002	958
2003	1,238
2004	3,319
2005	3,166
2006	44

$10,976

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

Note 7.  Interest Only Receivables

    In 1996, 1997 and 1998, Avondale Federal Savings Bank securitized certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans. The securitizations were done using qualified special purpose entities (securitization trusts). Avondale Federal Savings Bank received annual servicing fees and rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received the return for which they had contracted. In addition, Avondale Federal Savings Bank retained a security interest in the securitization trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the Avondale merger the Company acquired servicing rights related to these loans, the retained security interest in the securitization trusts and interest only receivables. The annual servicing fees received by the Company approximate 0.75% of the outstanding loan balance. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the securitization trusts are generally restricted until investors have been fully paid and is subordinate to investor's interest. The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts. The Company estimates fair value of these securities by using prices paid for similar securities.

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

    The following table shows the results of the Company's assumptions at December 31, 2000 and 1999 used in measuring its retained interest in the investor trusts:

	Interest Only Receivables Pools
	96-1	97-1	97-2	98-1
At December 31, 2000
	Adjustable(1)	Adjustable(1)	Adjustable(1)	Adjustable(1)
Estimated fair value	$2,867	$2,477	$2,294	$2,900
Prepayment speed	35.00%	35.00%	35.00%	35.00%
Remaining weighted-average life (in years)(2)	0.99	1.20	1.63	1.96
Expected remaining credit losses(3)	2.66%	5.21%	8.44%	7.05%
Residual cash flows discounted at	12.00%	12.00%	12.00%	12.00%
Loans outstanding at December 31, 2000	$15,320	$19,081	$25,226	$44,060
At December 31, 1999
Estimated fair value	$2,636	$2,578	$4,059	$4,548
Prepayment speed	35.00%	37.00%	35.00%	32.00%
Remaining weighted-average life (in years)(2)	2.03	1.98	2.12	2.47
Expected remaining credit losses	5.08%	6.08%	6.30%	7.26%
Residual cash flows discounted at	12.00%	12.00%	12.00%	12.00%
Loans outstanding at December 31, 1999	$23,068	$28,272	$39,631	$68,451

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

    The following presents the sensitivity of current fair values of residual cash flows to immediate 10% and 20% adverse and favorable changes in assumptions used in measuring the Company's retained interest in the investor trusts at December 31, 2000:

	Interest Only Receivables Pools
	96-1	97-1	97-2	98-1	Total
Estimated fair value	$2,867	$2,477	$2,294	$2,900	$10,538
Prepayment speed assumption (annual rate)	35.00%	35.00%	35.00%	35.00%	—
Impact on fair value of 10% adverse change	(16)	(32)	(84)	(220)	(352)
Impact on fair value of 20% adverse change	(33)	(64)	(166)	(427)	(690)
Impact on fair value of 10% favorable change	17	32	87	233	369
Impact on fair value of 20% favorable change	33	64	177	479	753
Expected credit losses (annual rate)	2.66%	5.21%	8.44%	7.05%	—
Impact on fair value of 10% adverse change	(36)	(67)	(98)	(255)	(456)
Impact on fair value of 20% adverse change	(72)	(133)	(193)	(510)	(908)
Impact on fair value of 10% favorable change	37	67	99	254	457
Impact on fair value of 20% favorable change	73	133	198	509	913
Residual cash flows discount rate (annual rate)	12.00%	12.00%	12.00%	12.00%	—
Impact on fair value of 10% adverse change	(35)	(39)	(50)	(70)	(194)
Impact on fair value of 20% adverse change	(70)	(76)	(99)	(137)	(382)
Impact on fair value of 10% favorable change	36	39	52	72	199
Impact on fair value of 20% favorable change	72	79	105	146	402

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

    Changes in interest only receivables pools are summarized below for the years ended December 31, 2000 and December 31, 1999:

	Interest Only Receivables Pools
	96-1	97-1	97-2	98-1
Balance, December 31, 1998	$—	$—	$—	$—
Merger with Avondale Financial Corp.	2,544	2,864	4,113	4,488
Cash flows	(5)	(84)	109	(465)
Unrealized interest only receivables gains (losses) arising during the year	97	(202)	(163)	525

Balance, December 31, 1999	2,636	2,578	4,059	4,548
Cash flows	(91)	(482)	(1,357)	(963)
Unrealized interest only receivables gains (losses) arising during the year	322	381	257	(375)
Write-down in interest only receivables	—	—	(665)	(310)

Balance, December 31, 2000	$2,867	$2,477	$2,294	$2,900

    The following presents quantitative information about delinquencies, net credit losses, and components of securitized equity lines of credit and total managed equity lines of credit:

			Principal Amount of Loans 60 Days or More Past Due(1) at December 31,
	Total Principal Amount of Loans at December 31,				Net Credit Losses During the Year(2)
Interest Only Receivables Pools
	2000	1999	2000	1999	2000	1999
96-1(3)	$15,320	$23,068	$887	$2,242	$624	$672
97-1(3)	19,081	28,272	1,260	3,484	999	1,081
97-2(3)	25,226	39,631	1,374	3,377	1,492	1,502
98-1(3)	44,060	68,451	2,365	4,097	2,246	2,384

Total securitized equity lines of credit	103,687	159,422	5,886	13,200	5,361	5,639
Bank owned equity lines of credit	65,971	71,325	2,054	4,836	454	1,998

Total managed equity lines of credit	$169,658	$230,747	$7,940	$18,036	$5,815	$7,737

(1)
Loans 60 days or more past due based upon end of period total loans.

(2)
Net credit losses are net charge-offs for the year ended December 31, 2000 and from the Avondale merger date for the year ended December 31, 1999.

(3)
Represents principal amount of loans underlying each securitization.

Note 8.  Premises and Equipment

    Premises and equipment consist of:

	December 31,
	2000	1999
Land and land improvements	$3,381	$3,425
Buildings and improvements	11,351	9,516
Furniture and equipment	9,179	8,186

	23,911	21,127
Accumulated depreciation	(8,446)	(5,823)

Premises and equipment, net	$15,465	$15,304

    Depreciation on premises and equipment totaled $2,642,000, $2,170,000 and $1,817,000 for the years ended December 31, 2000, 1999 and 1998.

Note 9.  Intangibles

    Intangibles consist of the following as of December 31,:

	2000
	Core Deposit	Goodwill	Total
Cost	$13,862	$17,195	$31,057
Accumulated amortization	11,597	4,994	16,591

	$2,265	$12,201	$14,466

	1999
	Core Deposit	Goodwill	Total
Cost	$13,862	$17,039	$30,901
Accumulated amortization	10,474	4,162	14,636

	$3,388	$12,877	$16,265

    The amount included in deferred tax liabilities which pertains to the core deposit intangible is approximately $792,000 and $1,186,000 at December 31, 2000 and 1999, respectively.

Note 10.  Deposits

    The composition of deposits is as follows:

	December 31,
	2000	1999
Demand deposits, noninterest bearing	$157,237	$145,059
NOW and money market accounts	179,324	167,012
Savings deposits	131,025	150,126
Time certificates, $100,000 or more	313,181	192,132
Other time certificates	288,497	281,746

Total	$1,069,264	$936,075

    At December 31, 2000, time certificates, $100,000 or more included $144,112,000 of brokerage deposits. There were no brokerage deposits at December 31, 1999.

    At December 31, 2000, the scheduled maturities of time certificates are as follows:

2001	$462,371
2002	103,623
2003	16,819
2004	16,067
2005	2,798

$601,678

Note 11.  Short-term Borrowings

    Short-term borrowings consisted of:

	December 31,
	2000	1999
Federal funds purchased	$30,425	$56,000
Securities sold under agreement to repurchase	60,788	55,681
U.S. Treasury demand notes	2,801	2,888
Federal Home Loan Bank advances due January 31, 2001, 6.88 fixed rate	5,000	5,000
Federal Home Loan Bank advances due February 28, 2001, 6.68 fixed rate	50,000	50,000
Federal Home Loan Bank advances due March 05, 2001, variable rate	20,000	20,000
Federal Home Loan Bank advances due April 26, 2001, variable rate	50,000	50,000
Federal Home Loan Bank advances due June 13, 2001, variable rate	20,000	—
Correspondent bank line of credit of $15.0 million	10,600	5,000

	$249,614	$244,569

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

    The principal payments are due as follows during the years ending December 31,

Amount
2001	$2,741
2002	1,415
2003	1,707
2004	586
2005	147
Thereafter	25,000

$31,596

Note 13.  Lease Commitments and Rental Expense

    The Company leases office space for certain branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows:

Net Rents
2001	$1,006
2002	658
2003	548
2004	523
2005	494
Thereafter	1,536

$4,765

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

Note 15.  Income Taxes

    The deferred taxes consist of:

	December 31,
	2000	1999
Deferred tax assets:
Securities available for sale	$1,789	$1,994
Allowance for loan losses	4,843	4,155
Interest only receivables	1,805	1,203
Deferred compensation	1,019	998
Accrued expenses	24	1,078
Net operating loss carryforwards	2,857	2,957
Other items	191	244

	12,528	12,629

Deferred tax liabilities:
Securities discount accretion	(618)	(492)
Loans	(262)	(360)
Lease investments	(2,826)	(2,588)
Premises and equipment	(1,106)	(143)
Core deposit intangible	(792)	(1,186)
Interest only receivables	(295)	(90)
Other items	(395)	(284)

	(6,294)	(5,143)

NET DEFERRED TAX ASSET	$6,234	$7,486

    Net operating loss carryforwards were acquired through the Avondale merger and expire in 2012.

    Income taxes consist of:

	Years Ended December 31,
	2000	1999	1998
Current expense:
Federal	$4,089	$2,114	$3,351
State	—	6	96

	4,089	2,120	3,447
Deferred expense	842	2,692	158

	$4,931	$4,812	$3,605

    The reconciliation between the statutory federal income tax rate and the effective tax rate on consolidated income follows:

	Years Ended December 31,
	2000	1999	1998
Income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
Graduated tax rates	(0.7)	(0.7)	(0.9)
Tax exempt income	(0.4)	(0.5)	(0.6)
Nondeductible interest expense	0.1	—	0.1
Nondeductible amortization	1.8	1.9	3.5
Nonincludable increase in cash surrender value of life insurance	(3.6)	—	—
Other items, net	(2.4)	(3.1)	(0.9)

Effective income tax rate	29.8%	32.6%	36.2%

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

    The Company and Manufacturers Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and Manufacturers Bank's assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The Company's and Manufacturers Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

    The required and actual amounts and ratios for the Company and Manufacturers Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2000
Total capital (to risk-weighted assets):
MB Financial, Inc.	$119,682	9.60%	$99,749	8.00%	$	N/A	N/A	%
Manufacturers Bank	129,342	10.38	99,675	8.00		124,593	10.00
Tier 1 capital (to risk-weighted assets):
MB Financial, Inc.	105,845	8.49	49,874	4.00		N/A	N/A
Manufacturers Bank	115,505	9.27	49,837	4.00		74,756	6.00
Tier 1 capital (to average assets):
MB Financial, Inc.	105,845	7.38	57,365	4.00		N/A	N/A
Manufacturers Bank	115,505	8.06	57,304	4.00		71,630	5.00
As of December 31, 1999
Total capital (to risk-weighted assets):
MB Financial, Inc.	105,291	10.01	84,134	8.00		N/A	N/A
Manufacturers Bank	108,506	10.34	83,978	8.00		104,972	10.00
Tier 1 capital (to risk-weighted assets):
MB Financial, Inc.	93,094	8.85	42,067	4.00		N/A	N/A
Manufacturers Bank	96,309	9.17	41,989	4.00		62,983	6.00
Tier 1 capital (to average assets):
MB Financial, Inc.	93,094	7.47	49,841	4.00		N/A	N/A
Manufacturers Bank	96,309	7.74	49,797	4.00		62,246	5.00

N/A—not applicable

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

    The estimated fair value of financial instruments is as follows:

	December 31,
	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$31,989	$31,989	$29,420	$29,420
Other interest bearing deposits	2,300	2,300	1,487	1,487
Securities available for sale	233,063	233,063	271,313	271,313
Stock in Federal Home Loan Bank	7,290	7,290	6,290	6,290
Loans	1,043,326	1,040,785	890,929	889,869
Accrued interest receivable	10,298	10,298	8,146	8,146
Interest only receivables	10,538	10,538	13,821	13,821
Financial Liabilities
Deposits	1,069,264	1,069,464	936,075	931,016
Short-term borrowings	249,614	249,614	244,569	244,569
Long-term borrowings	31,596	31,596	32,698	32,649
Accrued interest payable	5,645	5,645	2,461	2,461
Off-balance-sheet instruments, loan commitments and standby letters of credit	—	—	—	—

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

    Other pertinent information related to the Plan options is as follows:

	December 31,
	2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	748,434	$14.66	133,016	$11.46
Granted	202,621	12.24	207,990	13.60
Exercised	—	—	—	—
Forfeited	109,288	14.97	15,600	13.60
Options acquired through merger	—	—	423,028	16.15

Outstanding at end of year	841,767	$14.04	748,434	$14.66

Exercisable at end of year	536,004	$14.76	564,656	$14.98

Weighted average fair value per option of options granted during the year	$6.56		$7.70

    The following table presents certain information with respect to stock options granted:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.36 - $12.93	158,928	7.10	$11.53
$13.25 - $14.38	236,843	4.45	14.28
$16.00 - $17.38	51,871	3.45	17.10
$19.35 - $22.28	88,362	3.16	20.51

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

	December 31,
	2000	1999	1998
Net income
As reported	$11,605	$9,954	$6,255
Pro forma	11,192	9,270	6,105
Basic earnings per common share
As reported	$1.64	$1.51	$1.26
Pro forma	1.58	1.41	1.23
Diluted earnings per common share
As reported	$1.64	$1.51	$1.25
Pro forma	1.58	1.41	1.22

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

Note 20.Condensed Parent Company Financial Information

    The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

BALANCE SHEETS

	December 31,
	2000	1999
Assets
Cash	$408	$1,274
Investments in subsidiaries	125,060	106,553
Other assets	2,222	1,863

Total Assets	$127,690	$109,690

Liabilities and Stockholders' Equity
Short-term borrowings	$10,600	$5,000
Long-term borrowings	25,000	25,000
Liabilities, other	349	312
Stockholders' equity	91,741	79,378

Total Liabilities and Stockholders' Equity	$127,690	$109,690

STATEMENTS OF INCOME

	Years Ended December 31,
	2000	1999	1998
Dividends from subsidiaries	$1,100	$1,000	$2,888
Interest and other income	—	—	4,660
Interest and other expense	(3,292)	(2,411)	(1,902)

Income (loss) before income tax expense (credits) and equity in undistributed net income of subsidiaries	(2,192)	(1,411)	5,646
Income tax expense (credits)	(1,204)	(921)	870

Income (loss) before equity in undistributed net income of subsidiaries	(988)	(490)	4,776
Equity in undistributed net income of subsidiaries	12,593	10,444	1,479

Net income	$11,605	$9,954	$6,255

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
Cash Flows From Operating Activities
Net income	$11,605	$9,954	$6,255
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	(248)	(214)	1
Equity in undistributed net income of subsidiaries	(12,593)	(10,444)	(1,479)
Gain on sale of Coal City National Bank	—	—	(4,099)
Change in other assets and other liabilities	(74)	(59)	(1,358)

Net cash (used in) operating activities	(1,310)	(763)	(680)

Cash Flows From Investing Activities
Sale of interest in grantor trust	—	—	309
Cash received from subsidiary for preferred stock redemption	—	—	2,000
Purchase of minority interests	(156)	—	(2,328)
Proceeds from sale of Coal City National Bank	—	—	7,800
Cash received from Avondale Merger	—	359	—

Net cash provided by (used in) investing activities	(156)	359	7,781

Cash Flows From Financing Activities
Purchase and retirement of common stock	—	(1)	(659)
Purchase and retirement of preferred stock	—	—	(10,200)
Dividends paid	—	—	(1,085)
Contributed capital in excess of par to subsidiary	(5,000)	—	—
Proceeds from short-term borrowings	5,600	5,000	—
Proceeds from long-term borrowings	—	1,000	28,700
Principal paid on long-term borrowings	—	(4,500)	(24,009)

Net cash provided by (used in) financing activities	600	1,499	(7,253)

Net increase (decrease) in cash	(866)	1,095	(152)
Cash:
Beginning	1,274	179	331

Ending	$408	$1,274	$179

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Directors—The information with respect to Directors set forth under "Directors and Executive Management" up to the sub-caption "Executive Officers" in the Company's proxy statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

    Executive Officers—The information with respect to Executive Officers set forth under the sub-caption "Executive Officers" under "Directors and Executive Management" in the Proxy Statement is incorporated herein by reference.

    Compliance with Section 16(a) of the Exchange Act—The information set forth under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance" under "Directors and Executive Management" in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a).1	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a).2	Financial Statement Schedule.
(a).3	Exhibits: See Item 14(c).
(b)	Reports on Form 8-K: None
(c)	Exhibits:
Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 12, 1998, by and between Avondale Financial Corp. ("Avondale") and Coal City Corporation (incorporated by reference to Exhibit 2 to Current Report on Form 8-K of MB Financial, Inc. (the "Company") filed with the Securities and Exchange Commission on October 16, 1998 (No. 0-24566)). The Company hereby agrees to furnish supplementally to the Commission, upon request, copies of any schedule to such agreement.
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

MB FINANCIAL, INC.
(registrant)

By:	/s/ MITCHELL FEIGER Mitchell Feiger President and Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ MITCHELL FEIGER MITCHELL FEIGER	Director, President and Chief Executive Officer (Principal Executive Officer), March 21, 2001
/s/ JILL E. YORK JILL E. YORK	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), March 21, 2001
/s/ ROBERT S. ENGELMAN, JR. * ROBERT S. ENGELMAN, JR.	Director	March 21, 2001
/s/ R. THOMAS EIFF * R. THOMAS EIFF	Director	March 21, 2001
/s/ ALFRED FEIGER * ALFRED FEIGER	Director	March 21, 2001
/s/ BURTON J. FIELD * BURTON J. FIELD	Director	March 21, 2001

/s/ LAWRENCE E. GILFORD * LAWRENCE E. GILFORD		Director	March 21, 2001
/s/ RICHARD I. GILFORD * RICHARD I. GILFORD		Director	March 21, 2001
/s/ DAVID L. HUSMAN * DAVID L. HUSMAN		Director	March 21, 2001
/s/ ARTHUR L. KNIGHT, JR. * ARTHUR L. KNIGHT, JR.		Director	March 21, 2001
/s/ PETER G. KRIVKOVICH * PETER G. KRIVKOVICH		Director	March 21, 2001
/s/ CLARENCE MANN * CLARENCE MANN		Director	March 21, 2001
/s/ HIPOLITO ROLDAN * HIPOLITO ROLDAN		Director	March 21, 2001
*By:	/s/ MITCHELL FEIGER	Individually and Attorney-in-Fact	March 21, 2001

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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
MB FINANCIAL, INC. AND SUBSIDIARIES FORM 10-K DECEMBER 31, 2000 INDEX
PART 1
PART II
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
MB FINANCIAL, INC. CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000
MB FINANCIAL, INC. AND SUBSIDIARIES FINANCIAL STATEMENTS DECEMBER 31, 2000
INDEX
STATEMENT OF MANAGEMENT RESPONSIBILITY
INDEPENDENT AUDITOR'S REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
MB FINANCIAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Table amounts in thousands except common share data)
BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
MB FINANCIAL, INC. AND SUBSIDIARIES FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
EXHIBIT INDEX