Form 10-Q/A
period 2001-03-31
MB FINANCIAL INC
filed 2001-08-31
CIK 908143

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

  Other Income

    Other income increased $258 thousand for the three months ended March 31, 2001 compared to the first quarter of 2000. The increase in other income was primarily due to a $361 thousand increase in income related to cash surrender value of life insurance which was purchased March 2000, and a $210 thousand increase in the Company's lease financing income which was the result of growth in leases and gains on residual dispositions at the end of lease terms. Offsetting these increases in other income were a $108 thousand decrease in loan service fees, which was due to expected principal paydowns in home equity loans which were securitized and reductions in related fees, a $264 thousand decrease in other operating income attributable to $116 thousand reduction in real estate owned gains for the first quarter of 2001 and a $35 thousand decrease in brokerage fees.

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

  Interest Only Receivables

    In 1996, 1997 and 1998, Avondale Federal Savings Bank securitized certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans. The securitizations were done using qualified special purpose entities (securitization trusts). Avondale Federal Savings Bank received annual servicing fees and rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received the return for which they had contracted. In addition, Avondale Federal Savings Bank retained a security interest in the securitization trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors. Through the Avondale merger the Company acquired servicing rights related to these loans, the retained security interest in the investor trusts and interest only receivables. The annual servicing fees received by the Company approximate 1.00% of the outstanding loan balance. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. Most of the Company's retained interest in the securitization trusts are generally restricted until investors have been fully paid and is subordinate to investor's interest. The retained security interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts. The Company estimates the fair value of these securities by using prices paid for similar securities.

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

    The following table shows the results of the Company's assumptions used to estimate the fair value at March 31, 2001 (dollars in thousands):

	Interest Only Receivables Pools
	96-1	97-1	98-1
	Adjustable (1)	Adjustable (1)	Adjustable (1)
Estimated fair value	$3,013	$2,873	$2,610
Prepayment speed	35.00%	35.00%	35.00%
Weighted-average life (in years) (2)	0.89	1.05	1.90
Expected credit losses (3)	2.24%	3.69%	7.48%
Residual cash flows discounted at	12.00%	12.00%	12.00%
Loans outstanding at March 31, 2001	14,268	17,277	39,308
Retained interest in equity lines of credit trusts	4,264	3,781	1,876

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